Form 10-Q
period 2011-06-30
OxySure Systems Inc
filed 2011-09-26
CIK 1413797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-159402

OXYSURE SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	71-0960725
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

10880 John W. Elliott Drive, Suite 600, Frisco, TX  75034
(Address of principal executive offices)

(972) 294-6450
(Registrant’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

As of September 26, 2011, the number of shares of common stock outstanding was 15,756,566.

- i -

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

OXYSURE SYSTEMS INC.
BALANCE SHEETS
	June 30, 2011	December 31, 2010
	Unaudited	(Restated)
ASSETS
Current assets
Cash and cash equivalents	$76,947	$39,887
Accounts receivable, net of allowances for sales returns and allowance for doubtful accounts	10,643	349
Inventories	248,361	227,692
Prepaid expenses and other current assets	46,086	40,666
Total current assets	382,038	308,594

Property and equipment, net	216,309	304,737
Intangible assets, net	460,051	473,703
Other assets	13,132	13,132

TOTAL ASSETS	$1,071,530	$1,100,166

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$358,876	$388,937
Capital leases - current	315,384	332,640
Notes payable - current	2,655,669	908,514
Deferred revenue	294,835	255,655
Total current liabilities	3,624,764	1,885,745

Long-term liabilities
Capital leases	$25,741	$25,741
Notes payable	202,861	1,514,646
Total long-term liabilities	228,602	1,540,387

TOTAL LIABILITIES	3,853,366	3,426,132

COMMITMENTS AND CONTINGENCY (NOTE 9)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.0005 per share; 25,000,000 shares authorized;
3,126,434 Series A convertible preferred shares issued and outstanding as of June 30, 2011 and December 31, 2010.	1,563	1,563
Common stock, par value $0.0004 per share; 100,000,000 shares authorized;
15,756,566 Shares of voting common stock issued and outstanding as of June 30, 2011 and 15,724,816 shares issued and outstanding as of December 31, 2010.	6,303	6,290
Additional Paid-in Capital	9,946,012	9,564,440
Accumulated deficit	(12,735,715)	(11,898,260)

TOTAL STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME	(2,781,836)	(2,325,967)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,071,530	$1,100,166

The accompanying notes are an integral part of these Financial Statements.

OXYSURE SYSTEMS, INC.
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010

Revenues, net	$46,687	$8,907	$98,513	$276,084
Cost of goods sold	22,271	4,756	59,465	25,458
Gross profit	24,417	4,151	39,048	250,627

Operating expenses
Selling, general and administrative	265,336	300,172	550,544	846,355
Loss from operating expenses	(240,919)	(296,021)	(511,497)	(595,729)

Other income (expenses)
Other income (expense)	—	38	33,750	3,047
Interest expense	(228,622)	(110,347)	(359,708)	(184,191)
Total other income (expenses)	(228,622)	(110,309)	(325,958)	(181,144)

Net loss	$(469,540)	$(406,330)	$(837,455)	$(776,873)

Accumulated deficit - beginning of the period	$(12,266,175)	$(10,689,847)	$(11,898,260)	$(10,319,303)
Prior period adjustments	—	—	—	—

Accumulated deficit - end of the period	$(12,735,715)	$(11,096,176)	$(12,735,715)	$(11,096,176)

Basic net income (loss) per common share	$(0.03)	$(0.03)	$(0.05)	$(0.05)
Diluted net income (loss) per common share	$(0.03)	$(0.03)	$(0.05)	$(0.05)

Weighted average common shares outstanding:
Basic	15,749,756	15,724,816	15,739,344	15,724,816
Diluted	15,749,756	15,724,816	15,739,344	15,724,816

The accompanying notes are an integral part of these Financial Statements.

OXYSURE SYSTEMS INC.
STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(837,455)	$(776,873)
Adjustments to reconcile net income to net
cash used in operating activities
Depreciation	88,616	122,595
Amortization of intangible assets	14,883	14,783
Amortization of debt discount and warrant fair values related to convertible notes	325,112	156,423
Amortization of other assets	3,310	—
Changes in Deferred Rent	(41,361)	(39,336)
Issuance of common stock options to employees as
compensation	41,470	48,258
Issuance of common stock options and warrants in exchange
for services	32,023	—
Changes in current assets and liabilities
Accounts receivable	(10,294)	(124,154)
Inventory	(20,669)	(49,464)
Prepaid expenses and other current assets	(5,420)	56
Accounts payable and accrued liabilities	30,060	140,317
Deferred revenue	39,180	120,955

NET CASH USED IN OPERATING ACTIVITIES	(340,545)	(386,440)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of intangible assets	(1,231)	(580)
Other assets	—	(65)
Purchases of property and equipment	(189)	(512)

NET CASH USED IN INVESTING ACTIVITIES	(1,420)	(1,157)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan proceeds	377,482	121,247
Payment of capital leases	(17,256)	(26,405)
Notes issued for customer incentives	—	270,000
Proceeds from exercise of common stock options and warrants	18,800	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	379,026	364,842

Net increase (decrease) in cash and cash equivalents	37,061	(22,755)

Cash and cash equivalents, at beginning of period	39,887	73,077

Cash and cash equivalents, at end of period	$76,947	$50,322

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$4,997	$7,323
Income taxes	$—	$—

Supplemental non-cash investing and financing activities:
Promissory subordinated convertible notes issued in connection with	$100,000	$—
rent satisfaction agreements
Promissory subordinated convertible note issued in connection with	$—	$270,000
with distribution agreement and licensing agreement
Issuance of common stock warrants in connection with convertible loans	$289,292	$123,513

The accompanying notes are an integral part of these Financial Statements.

OXYSURE® SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies of OxySure® Systems, Inc. (“OxySure” or the “Company”) is presented to assist in understanding the Company’s financial statements. The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. These financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity.

OxySure® Systems, Inc. (the “Company” or “OSI”) was incorporated on January 15, 2004 as a Delaware corporation. The Company is located in Frisco, Texas and is a medical technology company focused on the design, manufacture and distribution of specialty respiratory products.  The Company and its founder have developed a unique catalytic process and methodology to generate medically pure (USP) oxygen instantly from two dry, inert powders. To date, the Company has been issued nine patents on this technology, and it has several additional patents pending. On December 9, 2005, the Company received approval from the Food and Drug Administration (510K, Class II) for its first product utilizing this technology. This product is referred to as the OxySure® Portable Emergency Oxygen System, Model 615, (or Model 615 for short) and the FDA approval is for over-the-counter purchase (without the need of a prescription).

The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

On July 19, 2004, the Company conducted a 1-for-5 reverse stock split of the Company’s common stock. All share numbers and common stock numbers, including stock options and warrants, have been retroactively adjusted to reflect the reverse stock split.

While the Company has effectively managed its working capital deficit, the going concern risk remains an issue for the Company to manage.  The Company has implemented, and plans to further implement several different strategies in order to help the Company ease the going concern issue.  Refer to Note 15, “Going Concern.”

Basis of Presentation - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that (1) recorded transactions are valid; (2) all valid transactions are recorded; and (3) transactions are recorded in the period in a timely manner to produce financial statements which present fairly the financial condition of the Company.  The interim financial statements include all adjustments which, in the opinion of management, are necessary in order to make the financial statements not misleading.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of estimates- The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period.  Actual results could differ from those estimated.

Revenue Recognition - The Company recognizes revenue when persuasive evidence of an arrangement exists, shipment has occurred, the price is fixed or determinable, and collectability is reasonably assured.  Revenues are recognized from product sales, net of discounts and rebates.  This revenue recognition policy is applied to both customers and distributors.

Fees from licensees desiring to manufacture and distribute the Company’s products or derivative products using the Company’s intellectual property include initial license fees and royalties.  Initial license fees are generally recognized upon granting of the license to the licensee.  Royalties are recognized in the period earned.

Deferred Revenue and Income - The Company defers revenue and income when the Company invoices a customer or a customer makes a payment and the requirements of revenue recognition have not been met (i.e., persuasive evidence of an arrangement exists, shipment from a company warehouse has occurred, the price is fixed or determinable and collectability is reasonably assured). Deferred Revenue was $294,835 and $120,955 for the three month periods ended June 30, 2011 and 2010, respectively.

Cash and Cash Equivalents - Cash consists of all highly liquid investments purchased with maturity of three months or less to be cash equivalents. Cash and cash equivalents may at times exceed Federally-insured limits. To minimize this risk, the Company places its cash and cash equivalents with high credit quality institutions.

Inventory – The Company’s inventory consists of raw material and components for its portable oxygen systems as well as completed products and accessories.   Inventories are computed using the lower of cost or market, which approximates actual cost on a first-in first-out basis. Inventory components are parts, work-in-process and finished goods. Finished goods are reported as inventories until the point of title transfer to the customer. The Company writes down its inventory value for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. These factors are impacted by market and economic conditions, technology changes, new product introductions and changes in strategic direction and require estimates that may include uncertain elements. Actual demand may differ from forecasted demand, and such differences may have a material effect on recorded inventory values. Management has established inventory reserves to cover estimated inventory losses for all work-in-process and finished goods related to products manufactured, as well as raw material and components for those products that had no potential use in products to be manufactured in the future. Management was required to make judgments about the future benefit of raw materials and components. Actual reserve requirements could differ significantly from management’s estimates, which could have a significant unfavorable impact on our future gross margins.

Concentration of Credit Risk – The Company sells all of its products throughout North America.  Sales to its recurring customers are generally granted on net 30-day credit terms. The Company performs

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

periodic credit evaluations of its recurring customers and generally does not require collateral.  An allowance for doubtful accounts is maintained for potential credit losses, which losses historically have not been significant.

The Company invests its cash in deposits and money market funds with major financial institutions.  The Company places it cash investments in instruments that meet high credit quality standards, as specified in its investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument.

Fair Value of Financial Instruments - The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable and accounts payable.  The Company believes that the recorded values of all of its other financial instruments approximate their fair values because of their nature and respective maturity dates or durations.

Property and Equipment – Property and equipment are recorded at cost with depreciation and amortization provided over the shorter of the remaining lease term or the estimated useful life of the improvement ranging from three to seven years. Renewals and betterments that materially extend the life of an asset are capitalized. Expenditures for maintenance and repairs are charged to expense when incurred. Furniture and fixtures are depreciated over five years. Machinery and equipments are depreciated over five to seven years. Software is depreciated over three years.  Leasehold improvements are computed using the shorter of the estimated useful lives of the assets or the lease terms.  Depreciation expense was $44,065 and $54,434 for the three month periods ended June 30, 2011 and 2010 respectively.

Other Long-Lived Assets – The Company has two types of intangible assets – patents and trademarks.  Intangible assets are carried at cost, net of accumulated amortization.  Amortization expense for patents and trademarks was $7,442 and $7,391 for the three month periods ended June 30, 2011 and 2010, respectively.

Intangible assets with definite useful lives and other long-lived assets are tested for impairment if certain impairment indicators are identified.  Management evaluates the recoverability of its identifiable intangible assets in accordance with applicable accounting guidance, which requires the assessment of these assets for recoverability when events or circumstances indicate a potential impairment exists. Certain events and circumstances the Company considered in determining whether the carrying value of identifiable intangible assets may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; and changes in its business strategy.  In determining if impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of these assets.  If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Impairment charges for patents were $0 for the three month periods ended June 30, 2011 and 2010.

Other Assets – The Company records Other Assets net of accumulated amortization. Amortization expense for Other Assets was $0 for the three month periods ended June 30, 2011 and 2010.

Allowance for Doubtful Accounts- The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make payments.  The Company periodically reviews these allowances, including an analysis of the customers’ payment history and information regarding the customers’ creditworthiness.  Actual write-offs have not been materially different from the estimated allowance.

Research and Development Costs – Costs associated with the development of the Company’s products are charged to expense as incurred.  $60 and $286 were incurred in the three month periods ended June 30, 2011 and 2010, respectively.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes - In accordance with Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes” (“ASC 740”), the Company accounts for income taxes using an asset and liability approach, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s Consolidated Financial Statements, but have not been reflected in the Company's taxable income.  A valuation allowance has been established to reduce deferred tax assets to their estimated realizable value.  Therefore, the Company provides a valuation allowance to the extent that the Company does not believe it is more likely than not that it will generate sufficient taxable income in future periods to realize the benefit of its deferred tax assets.  The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.

Equity Warrants - The Company has issued warrants to purchase shares of its common stock in connection with convertible notes. In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from the notes were allocated based on the relative fair values of the notes without the warrants issued in conjunction with the notes and of the warrants themselves at the time of issuance. The Company records the fair value of the warrants at the time of issuance as additional paid in capital and as a debt discount to the notes.  The Company amortizes this debt discount as interest expense over the life of the note.  Additionally, as a result of issuing the warrants with the convertible notes, a beneficial conversion option is recorded as a debt discount reflecting the incremental conversion option intrinsic value of the conversion option provided to the holders of the notes. Company also amortizes this debt discount as interest expense over the life of the notes.  The intrinsic value of each conversion option was calculated as the difference between the effective conversion price and the fair value of the common stock, multiplied by the number of shares into which the note is convertible.

Stock-Based Compensation–The Company accounts for share-based payments, including grants of stock options to employees, consultants and non-employees; moreover, the Company issues warrants to the consultants and related parties.  The Company is required to estimate the fair value of share-based awards and warrants on the date of grant. The value of the award is principally recognized as expense ratably over the requisite service periods. The Company has estimated the fair value of stock options and warrants as of the date of grant or assumption using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes model requires the input of certain assumptions.  Changes in the assumptions used in Black-Scholes model can materially affect the fair value estimates. The Company evaluates the assumptions used to value stock options on an annual basis. The expected term of stock options represents the weighted average period the stock options are expected to remain outstanding.

The expected term is based on the observed and expected time to exercise and post-vesting cancellations of options by employees.  Upon the adoption of the accounting guidance, the Company continued to use historical volatility in deriving its expected volatility assumption as allowed under GAAP because it believes that future volatility over the expected term of the stock options is not likely to differ materially from the past. The risk-free interest rate assumption is based on 5-year U.S Treasury zero-coupon rates appropriate for the expected term of the stock options.  The expected dividend assumption is based on the history and expectation of dividend payouts.  The fair values generated by the Black-Scholes model may not be indicative of the actual fair values of the equity awards, as the Company does not consider other factors important to those awards to employees, such as continued employment, periodic vesting requirements and limited transferability.  The amount of stock based compensation expenses is net of an estimated forfeiture rate, which is also based on historical data. For the three month periods ended June 30, 2011 and 2010, stock based compensation expense was approximately $5,056 and $28,955 respectively, which consisted primarily of stock-based compensation expense related to stock options issued to the employees and recognized under GAAP.

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees. In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services to be provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

or warrant, whichever can be more clearly determined. The Company recognizes this expense over the period in which the services are provided. For the three month periods ended June 30, 2011 and 2010, stock based compensation expense was approximately $0 for both periods, which consisted primarily of stock-based compensation expense related to stock options and warrants recognized under GAAP issued to consultants and other non-employees.

The following table shows the components of the Company’s stock based compensation expense for employees, consultants and other non-employees:

	Three months ended June 30,
	2011	2010

Common Stock options issued for compensation	5,065	28,955
Common Stock options and warrants issued for services	—	—
Total	5,065	28,955

Shipping and Handling Costs - Shipping and handling charges to customers are included in net revenues, and the associated costs incurred are recorded in cost of revenues.

Advertising Costs - Advertising costs are charged to operations when incurred.  During each of the three month periods ended June 30, 2011 and 2010, the Company incurred no advertising and promotion costs.

Litigation and Settlement Costs - Legal costs are expensed as incurred. The Company records a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) accrue the best estimate within a range of loss if there is a loss or, when there is no amount within a range that forms a better estimate, the Company will accrue the minimum amount in the range. The Company is not presently involved in any legal proceedings, litigation or other legal actions.

Loss Per Share - Basic loss per share, which excludes anti-dilutive securities, is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding for that particular period. In contrast, diluted loss per share considers the potential dilution that could occur from other equity instruments that would increase the total number of outstanding shares of common stock. Such amounts include shares potentially issuable under outstanding options, warrants, convertible preferred stock and convertible notes.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share follows:
	Three months ended June 30,
	2011	2010
Historical net loss per share:
Numerator
Net loss, as reported	(469,540)	(406,330)
Less: Effect of amortization of interest expense on convertible notes	—	—
Net loss attributed to common stockholders (diluted)	(469,540)	(406,330)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Denominator
Weighted-average common shares outstanding	15,749,756	15,724,816
Effect of dilutive securities	—	—
Denominator for diluted net loss per share	15,749,756	15,724,816
Basic and diluted net loss per share	$(0.03)	$(0.03)

The following outstanding options, warrants, convertible preferred shares and convertible note shares were excluded from the computation of basic and diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect.
	Three months ended June 30,
	2011	2010

Options to purchase common stock	2,064,354	2,321,994
Warrants to purchase common stock	2,932,909	2,524,983
Common shares issuable upon conversion of convertible preferred stock	3,814,249	3,814,249
Convertible note shares outstanding	2,304,419	1,679,805

Restatements and Reclassifications - Certain financial statement items have been restated to conform to the current periods’ presentation.  These reclassifications had no impact on previously reported net loss.

Recent Accounting Pronouncements

In April 2009, the FASB issued an update to ASC 820, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides guidance on determining fair value when there is no active market or where the price inputs being used represent distressed sales.  This update to ASC 820 was effective for interim and annual periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009.  The adoption did not have a material impact on the Company’s financial statements.

In May 2009, the FASB issued ASC 855, “Subsequent Events.”  ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  ASC 855, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, was effective for interim or annual periods ending after June 15, 2009.  The Company adopted this standard as of June 30, 2009.

In June 2009, the FASB issued ASU 2009-17, Consolidation (ASC 810) “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  This new standard also requires additional disclosures about an enterprise’s involvement in variable interest entities. The Company adopted this pronouncement on January 1, 2010 but there was no significant impact on its financial statements.

In June 2009, the FASB issued ASC 105, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.”  ASC 105 establishes the FASB Accounting Standards Codification (“Codification”), as the single source of authoritative accounting and reporting standards in the United States for all non-government entities, with the exception of the Securities and Exchange Commission and its staff.  It does not include any new guidance or interpretations of US GAAP, but merely eliminates the existing hierarchy and codifies the previously issued standards and pronouncements into specific topic

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

areas.  The Codification was adopted on July 1, 2009 for the Company’s financial statements for the year ended December 31, 2009.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (ASC 820): Improving Disclosures about Fair Value Measurements.”  This update will require (1) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (2) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs).  This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and require disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs.  The new disclosures and clarifications of existing disclosure are effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements for related to the purchases, sales, issuances and settlements in the rollforward activity of Level 3 fair value measurements.  Those disclosure requirements are effective for fiscal years ending after December 31, 2010.  The Company is still assessing the impact on this guidance and does not believe the adoption of this guidance will have a material impact to its financial statements.  Management does not believe that other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants or the SEC have a material impact on the Company’s present or future financial statements.

In April 2010, new accounting guidance was issued for the milestone method of revenue recognition. Under the new guidance, an entity can recognize revenue from consideration that is contingent upon achievement of a milestone in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. This guidance is effective prospectively for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The Company adopted the provisions of this guidance effective July 1, 2010, which did not have a material impact on its consolidated financial statements.

NOTE 2 – BALANCE SHEET COMPONENTS

	June 30,	December 31,
	2011	2010

Cash and cash equivalents:
Cash	$76,947	$39,887
Total cash and cash equivalents	$76,947	$39,887

Inventories:
Total inventories	$248,361	$227,692

Accounts Receivable, net of allowances	$10,643	$349

Property and equipment, net:
Machinery and equipment	$919,736	$919,736
Leasehold improvements	547,856	547,856
Computer equipment and furniture and fixtures	200,487	200,487
Software	10,879	10,690
	1,678,958	1,678,769
Accumulated depreciation and amortization	(1,462,649)	(1,374,032)
Total property and equipment, net	$216,309	$304,736

Accounts payable and accrued expenses
Leasehold Improvement Allowance	81,614	114,260
Accounts payable	113,910	127,167
Accrued interest	119,627	90,027
Other accrued liabilities	43,725	57,483
Total accounts payable and accrued expenses	$358,876	$388,937

NOTE 3 – INTANGIBLE ASSETS

The Company has two types of intangible assets: patents and trademarks.  The Company capitalizes expenditures associated with patents and trademarks related to the Company’s various technologies. Capitalized costs include amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of patent and trademark applications. These assets are amortized on a straight-line method over their legal life.

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with applicable accounting guidance. Impairment charges for patents were $0 for each of the three month periods ended June 31, 2011 and 2010.

On January 15, 2004, the Company executed an Asset Purchase and Stock Transfer Agreement with entities controlled by the founder of the Company. In connection with this agreement, the Company acquired certain assets, including certain rights, title and interest to intellectual property, relating to the oxygen method and apparatus, developed by the founder of the Company prior to January 15, 2004. As consideration for the purchase, the Company issued 14,000,000 shares of common stock and a promissory note for $150,000 to these entities. The common stock was valued at $7,000 using the par value of the common stock on the date of issuance, which approximates these entities’ basis (which is not indicative of fair value). The non-recourse promissory note bore interest at 6.5% per annum and was paid in full during 2006.

NOTE 3 – INTANGIBLE ASSETS (CONTINUED)

The carrying values of the Company’s amortized acquired intangible assets as of the June 30, 2011 are as follows:

	June 30, 2011
	Gross	Accumulated Amortization and write off	Net

Patents	$610,518	$(192,155)	$418,363
Trademarks	$45,723	(4,034)	$41,689
	$656,241	$(188,748)	$460,051

Of the net amount of $460,051 in intangible assets as of June 30, 2011, approximately 90.9% is in patents and 9.1% is in trademarks.  Included in the $656,241 gross amount for patents and trademarks is $157,000 acquired from entities controlled by the founder of the Company in January 2004. The remaining $499,241 represents amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of patent and trademark applications.

NOTE 4 – NOTES PAYABLE

The Company has issued warrants for the purchase of shares of the Company’s restricted common stock in connection with raising equity and debt financing and for other professional services.  The fair value of warrants issued is determined in accordance with Codification topic 470-20.

Frisco Promissory Note  On April 3, 2007, the Company entered into a note agreement with the City of Frisco, Texas for $243,000 (the “Frisco Note”) pursuant to an economic incentive package provided through the Frisco Economic Development Corporation (“FEDC”). The note requires varying annual principal payments through August 2012.  The note is non-interest bearing; however, interest has been imputed at 12.18% per annum. Individual annual payments will be forgiven if certain performance targets are achieved which include the number of full time employees, square feet occupied and taxable value of business and personal property in the City of Frisco. The first annual payment for 2008 in the amount of $30,000 was forgiven and the Company recognized the entire $30,000 under “Other income” in the Statement of Operations and Accumulated Deficit for the year ended December 31, 2008.  The Company did not achieve the performance targets during 2009 and 2010, and the balance of the note payable to the City of Frisco as at December 31, 2010 was $146,802.  On March 22, 2011, the Company entered into an Amended and Restated Performance Agreement with the FEDC. In the Amended and Restated Performance Agreement, the FEDC provided the Company with economic assistance in the form of the renewal and extension of the forgivable loan of $213,000 together with revised performance credits over 5 years, commencing on March 22, 2011 and ending on the earlier to occur of: (i) the full payment of the economic incentives; or (ii) March 31, 2016.

The renewed note requires varying annual principal payments through December 2015. The note is non-interest bearing; however, interest has been imputed at 12.34% per annum. The unamortized discount at June 30, 2011 was $62,888. The face value of the renewed note is $213,000. Therefore, the net amount of the note as at June 30, 2011 was $150,112.

NOTE 4 – NOTES PAYABLE (CONTINUED)

Future principal payments of this note payable are as follows:

2011	$26,000
2012	39,000
2013	44,000
2014	52,000
2015	52,000
$213,000

Agave/JTR Subordinated, Convertible Notes  During March 2008, the Company completed a $1 million financing package consisting of a promissory note for $750,000 (“First Note”) and a promissory note with a draw down provision for $250,000 (“Second Note”) (collectively, the “Notes”). The Notes are subordinated notes and are due and payable on the earlier of (i) completion of the next financing round completed by the Company or (ii) one year after the Notes are issued. In March 2009, the Notes were modified by extending the maturity date in each case to April 15, 2010. On December 31, 2009, the Notes were further modified by extending the maturity date in each case to April 15, 2011.  In August 2010, the Notes were further modified by extending the maturity date in each case to April 15, 2012. The holder of the First Note is Agave Resources, LLC (“Agave”), and the President of Agave is Donald Reed, one of the Company’s Directors.  In connection with the First Note, Agave was also issued penny warrants to purchase 350,000 shares of common stock on April 15, 2008.  The warrants are immediately exercisable and expire on April 15, 2013.  The holder of the Second Note is JTR Investments, Limited (“JTR”), a company controlled by Julian T. Ross, the Company’s President and Chief Financial Officer.

As at December 31, 2008, the maximum of $250,000 has been drawn against the Second Note.  In connection with the Second Note, JTR was also issued penny warrants to purchase 116,667 shares of common stock on December 31, 2008.  Both Notes are non-interest bearing.  The basis for issuing penny warrants in connection with the Notes include, but are not limited to, the fact that no interest is payable on the Notes, the Company’s ability to attract new investment at the time, market conditions and other factors.  Given these factors, the Board of Directors has deemed the terms of these transactions to be fair.  No third party fairness opinion was obtained in relation to these transactions.

Conversion Rights: At any time on or prior to the Maturity Date, at the option of the Company in its sole discretion, all or any portion of the then outstanding Principal Amount and accrued but unpaid interest of the Notes may be converted (the "Optional Conversion") into a number of shares of the Company’s common stock (the "Optional Conversion Shares") equal to the amount of the then outstanding Principal Amount plus the then accrued but unpaid interest to be converted, divided by the Conversion Price which shall be $1.50 per Optional Conversion Share.

In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from the First Note were allocated based on the relative fair value of the note without the warrant issued in conjunction with the note and of the warrant itself at the time of issuance. The Company recorded the relative fair value of the warrant issued to Agave in the amount of $346,936 as a debt discount upon issuance, and amortized this debt discount as interest expense over the life of the note.  Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental intrinsic value benefit of $96,936, at the time of issuance provided to the holder of the note, which was also amortized as interest expense over the life of the note. The Company recorded no interest expense for the three months ended June 30, 2011 and 2010 in connection with the First Note.

The Company recorded the relative fair value of the warrant issued to JTR in connection with the Second Note in the amount of $115,857 as a debt discount upon issuance, and expensed this amount as interest expense upon issuance.  Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental intrinsic value benefit of $32,254, at the time of issuance provided to the holder of the note, which was also expensed as interest expense

NOTE 4 – NOTES PAYABLE (CONTINUED)

upon issuance. The Company recorded no interest expense for the three months ended June 30, 2011 and 2010 in connection with the JTR Second Note.

JTR Senior, Convertible Note. In July 2008, JTR agreed to provide the Company with additional working capital to fund continuing operations (the “Senior Note Interim Funding”).  On November 1, 2008 the Board agreed with JTR on the terms of a loan with a draw down provision of up to a maximum of $750,000.  This maximum amount was subsequently increased to $2,000,000 on March 30, 2011. This is a Senior Note (all the tranches under this facility, collectively, the “Senior Note”) with no interest payable.  All amounts advanced by JTR during the Senior Note Interim Funding are draw downs on the Senior Note.  In connection with the Senior Note, the Company will issue .47 penny warrants for every dollar drawn under this facility.  As of June 30, 2011, the outstanding balance under the Senior Note was $992,706.  As of June 30, 2011, the number of penny warrants issued to JTR pursuant to the Senior Note was 516,497.  The basis for issuing penny warrants in connection with the Senior Note include, but are not limited to, the fact that no interest is payable on the note, the Company’s ability to attract new investment at the time, market conditions, the terms previously agreed to in connection with the First Note and Second Note, and other factors.  Given these factors, the Board of Directors has deemed the terms of this transaction to be fair.  No third party fairness opinion was obtained in relation to this transaction.

Conversion Rights: At any time on or prior to the Maturity Date, at the option of the Company in its sole discretion, all or any portion of the then outstanding Principal Amount and accrued but unpaid interest of this Note may be converted (the "Optional Conversion") into a number of shares of the Company’s common stock (the "Optional Conversion Shares") equal to the amount of the then outstanding Principal Amount plus the then accrued but unpaid interest to be converted, divided by the Conversion Price which shall be $1.50 per Optional Conversion Share.

Maturity: Of the total amount outstanding under the Senior Note, $422,850 is payable on April 15, 2012, and the remainder is classified as current.  Of the total amount outstanding under the Senior Note, $422,850 is payable on April 15, 2012 provided that: (a) any amounts due and payable under the Senior Note in excess of $422,850 shall remain current and due upon demand (the “Current JTR Senior Notes”); (b) in the event the Company completes an equity event (the “Equity Event”) prior to April 15, 2012, then up to a maximum total of $500,000 owed under the JTR Senior Note is repayable upon and at the time of such Equity Event, such that: (i) any amounts repaid upon the Equity Event shall be applied as to the Deferred JTR Senior Notes first; and (ii) any amounts remaining thereafter shall be applied to the Current JTR Senior Notes. If any amounts under the Deferred JTR Senior Notes remain outstanding subsequent to the Equity Event, these amounts shall remain deferred until April 15, 2012.

In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from the Senior Note were allocated based on the relative fair values of the notes without the warrants issued in conjunction with the notes and of the warrants themselves at the time of issuance.  As of June 30, 2011, the Company recorded the relative fair values of the warrants issued to JTR in connection with the Senior Note in the amount of $511,805 as a debt discount upon each issuance, and expensed each debt discount as interest expense upon issuance.  Additionally, as a result of issuing the warrants with the convertible promissory notes, a beneficial conversion option was recorded as a debt discount on each note reflecting the incremental intrinsic value benefit totaling $153,103, at the time of each issuance provided to JTR in connection with the Senior Note up to and including June 30, 2011. The debt discount for each issuance under the Senior Note is expensed as interest expense upon issuance. The Company recorded interest expenses in the amounts of $137,079 and $26,616 for the three months ended June 30, 2011 and June 30, 2010, respectively, in connection with the Senior Note.

Alcedo Subordinated, Convertible Note.  On December 10, 2009, the Company entered into a Note Purchase Agreement with the Tony & Judy Alcedo Family Trust (“Alcedo Trust”). The Company received $100,000 in cash from the Alcedo Trust, in exchange for a Subordinated Convertible Note with a face amount of $100,000 (the “Alcedo Note”). The Alcedo Note bears interest at a rate of 16% per annum, and originally matured on September 6, 2010. The maturity date was subsequently modified to December 16, 2011. As of June 30, 2011, the total interest accrued under the Alcedo Note was $24,933.  The Alcedo Note is convertible into common

NOTE 4 – NOTES PAYABLE (CONTINUED)

stock, at the option of the Company on or before December 16, 2011, at a conversion price of $1.00 per share, in accordance with the following:

Maturity Date: The then outstanding Principal Amount, together with accrued and unpaid interest thereon as set forth above, or the Optional Conversion Shares (as described below) as the case may be, shall become due on December 16, 2011 (the "Maturity Date").

Conversion Rights: At any time on or prior to the Maturity Date, at the option of the Company in its sole discretion, all or any portion of the then outstanding Principal Amount and accrued but unpaid interest of this Note may be converted (the "Optional Conversion") into a number of shares of the Company’s common stock (the "Optional Conversion Shares") equal to the amount of the then outstanding Principal
Amount plus the then accrued but unpaid interest to be converted, divided by the Conversion Price which shall be $1.00 per Optional Conversion Share.

In addition to the Alcedo Note, the Company issued the Alcedo Trust 100,000 warrants pursuant to the Note Purchase Agreement.  The warrants are exercisable into the common stock of the Company at an exercise price of $2.50 per share, and expire on December 10, 2014.

In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from the Alcedo Note were allocated based on the relative fair values of the notes without the warrants issued in conjunction with the notes and of the warrants themselves at the time of issuance. The Company recorded the relative fair value of the warrant issued to Alcedo in the amount of $25,535 as a debt discount upon issuance, and amortized this debt discount as interest expense over the life of the note.  Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $0, at the time of issuance provided to the holder of the note. The Company recorded interest expenses in the amounts of $0 and $8,512 for the three months ended June 30, 2011 and June 30, 2010, respectively, in connection with the Alcedo Note.

Afritex Subordinated, Convertible Note.  On March 26, 2010 (“Afritex Note Effective Date”), the Company issued a Subordinated Convertible Note (the “Afritex Note”) to Afritex Medical Products (Pty) Ltd., a South African company, in which the Company’s President is also a shareholder and member of its Board of Directors (“Afritex”). The Afritex Note was issued in connection with a certain licensing agreement and a distribution agreement, both entered into between the Company and Afritex on March 26, 2010.  The Afritex Note has a face amount of $270,000 and bears interest at a rate of 16% per annum, and matures 630 days (as amended) subsequent to the Afritex Note Effective Date.  As at June 30, 2011, the total interest accrued under the Afritex Note was $54,600.

The Afritex Note is convertible into common stock, at the option of the Company on or before the Maturity Date, at a conversion price of $1.00 per share, in accordance with the following:

Maturity Date: The then outstanding Principal Amount, together with accrued and unpaid interest thereon as set forth above, or the Optional Conversion Shares (as described below) as the case may be, shall become due on the 630th Day (as amended) subsequent to March 26, 2010 (the "Maturity Date").

Conversion Rights: At any time on or prior to the Maturity Date, at the option of the Company in its sole discretion, all or any portion of the then outstanding Principal Amount and accrued but unpaid interest of this Note may be converted (the "Optional Conversion") into a number of shares of the Company’s common stock (the "Optional Conversion Shares") equal to the amount of the then outstanding Principal Amount plus the then accrued but unpaid interest to be converted, divided by the Conversion Price which shall be $1.00 per Optional Conversion Share.

Upon the issuance of the Afritex Note, the Company recorded an expense of $270,000 to reflect the customer incentive provided to Afritex in connection with the licensing and distribution agreements.

NOTE 4 – NOTES PAYABLE (CONTINUED)

In addition to the Afritex Note, the Company issued to Afritex 270,000 warrants pursuant to that said license agreement and distribution agreement.  The warrants are exercisable into the common stock of the Company at an exercise price of $2.50 per share, and expire on March 26, 2015.

In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from the Afritex Note were allocated based on the relative fair values of the notes without the warrants issued in conjunction with the notes and of the warrants themselves at the time of issuance. The Company recorded the relative fair value of the warrant issued to Afritex in the amount of $70,267 as a debt discount upon issuance, and amortized this debt discount as interest expense over the life of the note.  Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $0, at the time of issuance provided to the holder of the note. The Company recorded interest expense in the amounts of $0 and $23,422 for the three months ended June 30, 2011 and June 30, 2010, respectively, in connection with the Afritex Note.

Sinacola Subordinated, Convertible Notes.

First Landlord Note; Second Landlord Note:

On December 10, 2009, the Company entered into a Rent Satisfaction Agreement (the “2009 RSA”) with its landlord, Sinacola Commercial Properties, Ltd. (“Sinacola”). In terms of the 2009 RSA, all of the Company’s outstanding rent obligations under its lease agreement, up to and including December 31, 2009 including, but not limited to, base rent, deferred rent, and its share of operating costs, are satisfied in full.

The Company issued Sinacola two Promissory Notes pursuant to the 2009 RSA, as follows:

First Landlord Note:  The first note (the “First Landlord Note”) is a subordinated convertible note in the principal amount of $125,000. The First Landlord Note carries no interest and is convertible, at Sinacola’s option, into the common stock of the Company at a conversion price of $1.00 per common share on the maturity date.

Second Landlord Note:  The second note (the “Second Landlord Note”) is a subordinated convertible note in the principal amount of $126,407. The Second Landlord Note carries no interest and is convertible into the common stock of the Company at a conversion price of $1.50 per common share on the maturity date.  However, if the common stock has traded at $1.50 or above for four consecutive weeks on a nationally recognized market (based on daily closing prices), then the Second Landlord Note is convertible at the Company’s option.

Maturity Date – Each of the First Landlord Note and the Second Landlord Note has a maturity date defined as follows:

The then outstanding Principal Amount shall become due and payable on the earlier to occur of: (i) December 31, 2011; or (ii) the closing of the next equity financing round (the “Equity Event”) completed by the Company (in each case, the "Maturity Date"); provided that; (a) if the Equity Event is in an amount exceeding $1,000,000 but less than $1,500,000, then only 20% of the Principal Amount shall be due and payable; (b) if the Equity Event is in an amount exceeding $1,500,000 but less than $2,000,000, then only 40% of the Principal Amount shall be due and payable; (c) if the Equity Event is in an amount exceeding $2,000,000 but less than $3,000,000, then only 60% of the Principal Amount shall be due and payable;
(d) if the Equity Event is in an amount exceeding $3,000,000 but less than $4,000,000, then only 80% of the Principal Amount shall be due and payable; or (e) if the Equity Event is in an amount exceeding $4,000,000, then 100% of the Principal Amount shall be due and payable. For any partial Principal Amount paid under (ii) (a) - (ii) (d) above, the balance of the outstanding Principal Amount would continue to be due and payable on the earlier to occur of (i) or (ii) (a-e) above.  In the event of a partial payment, any subsequent payment resulting from an Equity Event shall be based on the percentage of the original Principal Amount and not a percentage of the outstanding Principal Amount after a partial payment under this maturity provision.

NOTE 4 – NOTES PAYABLE (CONTINUED)

The Company also issued Sinacola 163,415 penny warrants pursuant to the 2009 RSA (the “2009 Landlord Warrant”).  The 2009 Landlord Warrant is exercisable into 163,415 shares of common stock, and is exercisable in whole or in part at any time on or before December 31, 2014 at an exercise price of $.01 per share.  In addition, the Company agreed to modify that certain prior warrant issued to Sinacola on August 23, 2007 (the “2007 Landlord Warrant”).  The 2007 Landlord Warrant provided for Sinacola to purchase 50,000 shares of common stock on or before March 1, 2012 at an exercise price of $2.00 per share.  Pursuant to the 2009 RSA, the exercise price of the 2007 Landlord Warrant was modified to $1.00 per share, while all other terms and conditions remained the same.

In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from the First Landlord Note and the Second Landlord Note were allocated based on the relative fair values of the notes without the warrants issued in conjunction with the notes and of the warrants themselves at the time of issuance. The Company recorded the relative fair value of the warrant issued to First Landlord Note in the amount of $80,521 as a debt discount upon issuance, and amortized this debt discount as interest expense over the life of the note.  Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $44,479, at the time of issuance provided to the holder of the note, which was also amortized as interest expense over the life of the note. The Company recorded interest expense in the amounts of $15,625 and $15,625 for the three months ended June 30, 2011 and June 30, 2010, respectively, in connection with the First Landlord Note. The Company recorded the relative fair value of the warrant issued to Second Landlord Note in the amount of $81,428 as a debt discount upon issuance, and amortized this debt discount as interest expense over the life of the note.  Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $39,292, at the time of issuance provided to the holder of the note, which was also amortized as interest expense over the life of the note. The Company recorded interest expense in the amounts of $15,090 and $15,090 for the three months ended June 30, 2011 and June 30, 2010, respectively, in connection with the Second Landlord Note.

Third Landlord Note; Fourth Landlord Note:

On December 31, 2010, the Company entered into a Rent Satisfaction Agreement (the “2010 RSA”) with its landlord, Sinacola Commercial Properties, Ltd. (“Sinacola”). In terms of the 2010 RSA, all of the Company’s then outstanding rent obligations for the 2010 financial year under its lease agreement, up to and including December 31, 2010 including, but not limited to, base rent, deferred rent, and its share of operating costs, are satisfied in full.

The Company issued Sinacola two Promissory Notes pursuant to the 2010 RSA, as follows:

Third Landlord Note:  The first note (the “Third Landlord Note”) is a subordinated convertible note in the principal amount of $110,000. The Third Landlord Note carries no interest and is convertible, at Sinacola’s option, into the common stock of the Company at a conversion price of $1.00 per common share on the maturity date.

Fourth Landlord Note:  The second note (the “Fourth Landlord Note”) is a subordinated convertible note in the principal amount of $110,715. The Fourth Landlord Note carries no interest and is convertible into the common stock of the Company at a conversion price of $1.50 per common share on the maturity date.  However, if the common stock has traded at $1.50 or above for four consecutive weeks on a nationally recognized market (based on daily closing prices), then the Fourth Landlord Note is convertible at the Company’s option.

Maturity Date – Each of the Third Landlord Note and the Fourth Landlord Note has a maturity date of October 31, 2012.

NOTE 4 – NOTES PAYABLE (CONTINUED)

The Company also issued Sinacola 143,465 penny warrants pursuant to the 2010 RSA (the “2010 Landlord Warrant”).  The 2010 Landlord Warrant is exercisable into 143,465 shares of the Company’s common stock, and is exercisable in whole or in part at any time on or before December 31, 2015 at an exercise price of $.01 per share.

In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from the Third Landlord Note and the Fourth Landlord Note were allocated based on the relative fair values of the notes without the warrants issued in conjunction with the notes and of the warrants themselves at the time of issuance. The Company recorded the relative fair value of the warrant issued to Third Landlord Note in the amount of $70,853 as a debt discount upon issuance, and amortized this debt discount as interest expense over the life of the note.  Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $39,147, at the time of issuance provided to the holder of the note, which was also amortized as interest expense over the life of the note. The Company recorded interest expense in the amounts of $15,000 and $0 for the three months ended June 30, 2011 and June 30, 2010, respectively in connection with the Third Landlord Note.  The Company recorded the relative fair value of the warrant issued to Fourth Landlord Note in the amount of $71,314 as a debt discount upon issuance, and amortized this debt discount as interest expense over the life of the note.  Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $34,409, at the time of issuance provided to the holder of the note, which was also amortized as interest expense over the life of the note. The Company recorded interest expense in the amounts of $14,417 and $0 for the three months ended June 30, 2011 and June 30, 2010 in connection with the Fourth Landlord Note.

Fifth Landlord Note; Sixth Landlord Note:

On March 23, 2011, the Company entered into a rent satisfaction agreement (the “2011 RSA”) with its landlord, Sinacola Commercial Properties, Ltd. (“Sinacola”). In terms of the 2011 RSA, certain of the Company’s rent obligations for the period January 1, 2011 through June 30, 2011 under its lease agreement, including base rent and deferred rent, are satisfied in full.

The Company issued Sinacola two Promissory Notes pursuant to the 2011 RSA, as follows:

Fifth Landlord Note:  The first note (the “Fifth Landlord Note”) is a subordinated convertible note in the principal amount of $50,000. The Fifth Landlord Note carries no interest and is convertible, at Sinacola’s option, into the common stock of the Company at a conversion price of $1.00 per common share on the maturity date.

Sixth Landlord Note:  The second note (the “Sixth Landlord Note”) is a subordinated convertible note in the principal amount of $50,000. The Sixth Landlord Note carries no interest and is convertible into the common stock of the company at a conversion price of $1.50 per common share on the maturity date.  However, if the common stock has traded at $1.50 or above for four consecutive weeks on a nationally recognized market (based on daily closing prices), then the Sixth Landlord Note is convertible at the Company’s option.

Maturity Date – Each of the Fifth Landlord Note and the Sixth Landlord Note has a maturity date of June 30, 2013.

The Company also issued Sinacola 65,000 penny warrants pursuant to the 2010 RSA (the “2011 Landlord Warrant”).  The 2011 Landlord Warrant is convertible into 65,000 shares of the Company’s common stock, and is exercisable in whole or in part at any time on or before March 23, 2016 at an exercise price of $.01 per share.

NOTE 4 – NOTES PAYABLE (CONTINUED)

In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from the Fifth Landlord Note and the Sixth Landlord Note were allocated based on the relative fair values of the notes without the warrants issued in conjunction with the notes and of the warrants themselves at the time of issuance. The Company recorded the relative fair value of the warrant issued to Fifth Landlord Note in the amount of $32,207 as a debt discount upon issuance, and amortized this debt discount as interest expense over the life of the note.  Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $17,793, at the time of issuance provided to the holder of the note, which was also amortized as interest expense over the life of the note. The Company recorded interest expense in the amounts of $6,250 and $0 for the three months ended June 30, 2011 and June 30, 2010, respectively in connection with the Fifth Landlord Note.  The Company recorded the relative fair value of the warrant issued to Sixth Landlord Note in the amount of $32,207 as a debt discount upon issuance, and amortized this debt discount as interest expense over the life of the note.  Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $15,540, at the time of issuance provided to the holder of the note, which was also amortized as interest expense over the life of the note. The Company recorded interest expense in the amounts of $5,968 and $0 for the three months ended June 30, 2011 and June 30, 2010 in connection with the Sixth Landlord Note.

The Company determined the fair values of the common stock warrants issued in connection with convertible notes at the time of issuance using the Black-Scholes option-pricing model with the following assumptions:

				Fair value assumptions
Issue Date	Activity Description	Number of Warrants issued	Warrants' Fair Value at Date of Issuance	Expected remaining warrant terms (years)	Risk-free interest rate	Volatility
4/15/2008	Enter into $750,000 subordinated convertible promissory note	350,000	$346,936	5	2.68%	37%
12/31/2008	Enter into a total of $581,050 subordinated convertible promissory note and senior convertible promissory note	280,485	$277,889	5	1.55%	50%
6/30/2009	Enter into $115,850 senior convertible promissory note	48,358	$47,932	5	2.54%	55%
12/10/2009	Enter into $125,000 subordinated convertible promissory note	81,250	$80,521	5	2.19%	55%
12/10/2009	Enter into $126,407 subordinated convertible promissory note	82,165	$81,428	5	2.19%	55%
12/10/2009	Enter into $100,000 subordinated convertible promissory note	100,000	$25,535	5	2.19%	55%
12/31/2009	Enter into $91,800 senior convertible promissory note	52,640	$52,180	5	2.69%	55%
3/26/2010	Enter into $270,000 subordinated convertible promissory note	270,000	$70,267	5	2.59%	55%

NOTE 4 – NOTES PAYABLE (CONTINUED)

3/31/2010	Enter into a total of $45,000 senior convertible promissory note	21,000	$20,815	5	2.55%	54%
6/30/2010	Enter into $45,000 senior convertible promissory note	21,000	$20,808	5	1.79%	19%
9/30/2010	Enter into $45,000 senior convertible promissory note	21,000	$20,803	5	1.27%	20%
12/31/2010	Enter into $81,164 senior convertible promissory note	37,997	$37,653	5	2.01%	21%
12/31/2010	Enter into $110,000 subordinated convertible promissory note	71,500	$70,853	5	2.01%	21%
12/31/2010	Enter into $110,715 subordinated convertible promissory note	71,965	$71,314	5	2.01%	21%
3/23/2011	Enter into $50,000 subordinated convertible promissory note	32,500	$32,207	5	2.07%	19%
3/23/2011	Enter into $50,000 subordinated convertible promissory note	32,500	$32,207	5	2.07%	19%
3/31/2011	Enter into $91,537 senior convertible promissory note	42,872	$42,489	5	2.24%	19%
6/30/2011	Enter into $229,705 senior convertible promissory note	107,811	$106,824	5	1.76%	25%
		Total	$1,438,661

The following table summarizes our outstanding notes payable as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010

Current portion of notes payable	$98,495	$129,185
Current portion of convertible notes payable	2,557,174	779,329
Current portion of notes payable, net	$2,655,669	$908,514

Long-term portion of notes payable	$173,761	$131,585
Less: Unaccreted premium	(52,958)	(44,782)
	120,803	86,803

Long-term portion of convertible notes payable	$320,715	$1,643,566
Less: Unamortized discount	(238,657)	(215,723)
	82,058	1,427,843
Long-term portion of notes payable, net	$202,861	$1,514,646

NOTE 4 – NOTES PAYABLE (CONTINUED)

At June 30, 2011, future minimum payments on Notes Payable for the 12 months ended June 30, 2012, 2013, 2014, and thereafter were as follows:

As of June 30, 2011:

2012	$2,658,345
2013	184,629
2014	15,557
Thereafter	—
Total	$2,858,531

NOTE 5 - SHAREHOLDERS’ EQUITY

Preferred Shares Rights

On December 31, 2005, the Company’s Board of Directors adopted a Preferred Shares Rights Agreement (the “Original Rights Agreement”).   Pursuant to the Agreement, the Board authorized the issuance of up to 5,000,000 shares of preferred stock, par value $0.0005 per share. As of December 31, 2005, the Company had authorized the issuance of 2,000,000 shares of preferred stock designated as Series A Convertible Preferred Stock (“Series A Preferred”). On March 22, 2006, the Company authorized an increase in the issuance of the Series A Preferred to 3,100,000 shares of preferred stock. On July 2, 2008, the Company further authorized an increase in the issuance of the Series A Preferred to 3,143,237 shares of preferred stock. As of June 30, 2011, there were 3,126,434 Series A Preferred shares issued and outstanding. The original issue price of the Series A Preferred is $1.00 per share.

During the three months ended June 30, 2011, the Company did not issue any shares of the Series A Preferred. As at June 30, 2011, the Company had 3,126,434 shares of Series A Preferred Stock issued and outstanding.

A summary of the designations and preferences of its Series A Preferred stock is as follows:

Ranking – The Series A Preferred ranks senior to common stock.
Dividends – Series A Preferred may be entitled to receive a quarterly non-cumulative dividend in the amount of $.01 per share upon approval from the Board of Directors.
Liquidation Preference – In the event of any liquidation, dissolution, or winding up of the Company, the holders of Series A Preferred are entitled to receive 100% of the original issue price of $1.00 per share.
Conversion Rights – Each share of Series A Preferred is convertible at any time, at the option of the holder into 1.22 shares of common stock, subject to adjustment. Series A Preferred are subject to automatic conversion upon consummation of underwritten offering by the Company of shares of common stock to the public, in which the aggregate cash proceeds are at least $3 million and the price paid per share is at least $5.00.

Redemption Rights – All of the Series A Preferred may be called at any time by the Company within ten years, but not prior to two years after issuance. The redemption value is $1.00 per share, plus an amount equal to all unpaid dividends thereon.
Voting Rights – The holder of each share of Series A Preferred has the right to one vote for each share of common stock into which such share of Series A Preferred could be converted.

NOTE 5 - SHAREHOLDERS’ EQUITY (CONTINUED)

Common Stock

The Company has authorized 100,000,000 shares of $0.0004 par value common stock.

During the three months ended June 30, 2011, the Company issued 16,750 shares for options exercised for proceeds of $6,500.  As of June 30, 2011 the Company had 15,756,566 shares of common stock issued and outstanding.

NOTE 6 - STOCK OPTIONS AND WARRANTS

Equity Incentive Plans

In April 2004, the Company’s Board of Directors and the stockholders at that time approved the adoption of a Voting Stock Option Plan (“the Plan”), which provides for the issuance of stock options to eligible employees, consultants, Board members and Advisory Board members of the Company to acquire up to a maximum of 5,000,000 shares of common stock.

The Company’s Board of Directors, which determines the number of options that will be granted, the effective dates of the grants, the option process and the vesting schedules, administers the Plan. In the absence of an established market for the common stock of the Company, the Board of Directors determines the fair market value of the Company’s common stock. Options generally expire between five and ten years from the date of grant and automatically terminate 90 days after such optionee ceases to be an eligible individual under the Plan other than by reason of death or disability.

The portion of options granted that is not exercisable on the date the optionee ceases to be an eligible individual under the Plan by reason other than death, shall terminate and be forfeited to the Company on the date of such cessation. An optionee has no right as a stockholder with respect to any shares covered by the options granted to him until a certificate representing such shares is issued to them.

Stock Options

The following table summarizes information about the number and weighted average of the options that were forfeited or expired under the Plan as at June 30, 2011:

	Employee		Non-Employee
		Weighted		Weighted
	Number	Average	Number	Average	Combined
	Of	Exercise	Of	Exercise	Total
	Options	Price	Options	Price	Options
Outstanding at March 31, 2011	2,015,174	0.56	65,430	0.96	2,080,604
Granted	100,000	1.00	—	—	100,000
Exercised	(16,750)	0.39	—	—	(16,750)
Forfeited/Cancelled	(99,500)	1.49	—	—	(99,500)
Outstanding at June 30, 2011	1,998,924	0.53	65,430	0.96	2,064,354

NOTE 6 - STOCK OPTIONS AND WARRANTS (CONTINUED)

We used the following assumptions to estimate the fair value of options granted under the Plan for the three months ended June 30, 2011 and 2010:

	For the three months ended June 30,
	2011	2010

Risk-free interest rate (weighted average)	1.76%	2.25%
Expected volatility (weighted average)	25%	27%
Expected term (in years)	5	5
Expected dividend yield	0.00%	0.00%

Risk-Free Interest Rate	The risk-free interest rate assumption was based on U.S. Treasury instruments with a term that is consistent with the expected term of our stock options.

Expected Volatility
The Company uses historical volatility in deriving its expected volatility assumption because it believes that future volatility over the expected term of the stock options is not likely to differ from the past.

Expected Term
The expected term of stock options represents the weighted average period the stock options are expected to remain outstanding. The expected term is based on the observed and expected time to exercise and post-vesting cancellations of options by optionees.  The Company uses historical volatility in deriving its expected volatility assumption because it believes that future volatility over the expected term of the stock options is not likely to differ from the past.

Expected Dividend Yield	The expected dividend yield of 0% is based on our history and expectation of dividend payouts. We have not paid and do not anticipate paying any dividends in the near future.

Forfeitures
FASB ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The Company only records stock-based compensation expense for awards that are expected to vest. While the Company generally considers historical forfeitures in its estimates, judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited. The Company’s estimates for forfeitures may differ from actual forfeitures. If actual results differ significantly from these estimates, stock-based compensation expense and its results of operations could be materially impacted when the Company records a true-up for the difference in the period that the awards vest.  The Company adjusts stock-based compensation expense based on its actual forfeitures on an annual basis, if necessary.

As of June 30, 2011, there were unrecognized compensation costs of approximately $156,058 related to non-vested stock option awards granted after April 2004 that will be recognized on a straight-line basis over the weighted average remaining vesting period of 1.46 years.

Stock compensation cost, using the graded vesting attribute method in accordance with Codification topic 718, is recognized over the requisite service period, generally 5 years, during which each tranche (one fifth) of shares is earned (zero, one, two, three, and four years).  The value of each tranche is amortized on a straight-line basis.  For the three months ended June 30, 2011, stock based compensation expense was

NOTE 6 - STOCK OPTIONS AND WARRANTS (CONTINUED)

approximately $5,060, which consisted primarily of stock-based compensation expense related to stock options recognized under GAAP issued to employees.  For the three months ended June 30, 2011, a total of 16,750 options were exercised with a weighted average exercise price of $0.39.

Warrants.

The following table summarizes the Company’s warrant activities for the three months ended June 30, 2011:

		Weighted
	Number	Average
	Of	Exercise
	Warrants	Price
Outstanding at March 31, 2011	2,825,098	$0.49
Granted	107,811	$0.01
Exercised	—	—
Forfeited/Cancelled	—	—
Outstanding at June 30, 2011	2,932,909	$0.47

NOTE 7 – REMOVED AND RESERVED

NOTE 8 – REMOVED AND RESERVED

NOTE 9 – COMMITMENTS AND CONTINGENCY

Leases

Operating Lease – During 2007, the Company entered into a long-term non-cancelable lease for office space, which expires in 2012. In connection with the execution of this lease agreement, the Company received leasehold improvements totaling $324,000. The leasehold improvements are recorded as deferred rent and are being amortized as a reduction to rent expense of the lease term. Additionally, the Company issued 50,000 warrants in connection with the lease agreement. At June 30, 2011, future minimum lease payments under the non-cancelable operating lease for the years ended December 31, 2011, 2012, and 2013 were as follows:

Future Minimum Lease Obligations
2011	$57,864
2012	86,796
2013	—
Thereafter	—
$144,660

Rental expense for each of the three months ended June 30, 2011 and 2010 was $28,932.

Capital leases –The Company leases certain of equipments under capital lease agreements that expire at various dates through 2012. Total capital lease obligations were $341,125 and $358,381 as at June 30, 2011 and December 31, 2010, respectively.

NOTE 9 – COMMITMENTS AND CONTINGENCY (CONTINUED)

The Company’s gross amounts of assets recorded under capital leases by major class, and the related accumulated amortization at June 30, 2011 are as follows:

Machinery & equipment	919,736
Less accumulated depreciation	(870,393)
Machinery & equipment, net	49,343

Computer equipment	3,707
Less accumulated depreciation	(3,707)
Computer equipment, net	—

Legal Proceedings

The Company is subject to litigation in the normal course of business, none of which management believes will have a material adverse effect on the Company’s financial statements. As of June 30, 2011, the Company was not a party to any litigation matters.

Indemnification

Under the indemnification provisions of the Company’s customer agreements, the Company agrees to indemnify and defend its customers against infringement of any patent, trademark, or copyright of any country or the misappropriation of any trade secret, arising from the customers’ legal use of the Company’s products. The exposure to the Company under these indemnification provisions is generally limited to the total amount paid by the customers under pertinent agreements. However, certain indemnification provisions potentially expose the Company to losses in excess of the aggregate amount received from the customer. To date, there have been no claims against the Company or its customers pertaining to such indemnification provisions and no amounts have been recorded.

NOTE 10 – RELATED PARTY TRANSACTIONS

As discussed in Note 4, “Notes Payable,” several of the notes payable are entered among related parties. A summary of the related party financings and notes as at June 30, 2011 is as follows:

	First Note	Second Note	Senior Note	Afritex Note	Other
Holder	Agave Resources, LLC(1)	JTR Investments, Limited(2)	JTR Investments, Limited(2)	Afritex Medical Products (Pty) Limited(4)	Related Party
Amount	$750,000	$250,000	$992,706(3)	$270,000	$24,750
Stated interest rate	0%	0%	0%	16%	0%
Maturity	April 15, 2012	April 15, 2012	April 15, 2012: $422,850(3) Current: $569,856	December 16, 2011	Current
Warrants issued (Please see Note 6 – “Stock Options & Warrants” for warrant details)	350,000	116,667	516,497	270,000	0

NOTE 10 – RELATED PARTY TRANSACTIONS (CONTINUED)

(1) Agave Resources, LLC is controlled by one of the Company’s Directors, Donald Reed.
(2) JTR Investments, Ltd. is a limited partnership controlled by the Company’s President and Chief Financial Officer, Julian Ross.
(3) Of the total amount outstanding on the Senior Note, $422,850 (the “Deferred JTR Senior Notes”) is payable on April 15, 2012 provided that: (a) any amounts due and payable under the JTR Senior Note in excess of $422,850 shall remain current and due upon demand (the “Current JTR Senior Notes”); (b) in the event the Company completes an equity event (the “Equity Event”) prior to April 15, 2012 then up to a maximum total of $500,000 owed under the JTR Senior Note is repayable upon and at the time of such Equity Event, such that: (i) any amounts repaid upon the Equity Event shall be applied as to the Deferred JTR Senior Notes first; and (ii) any amounts remaining thereafter shall be applied to the Current JTR Senior Notes. If any amounts under the Deferred JTR Senior Notes remain outstanding subsequent to the Equity Event, these amounts shall remain deferred until April 15, 2012.
(4) Afritex Medical Products is a South African distributor of the Company. The as-amended maturity date of the Afritex Note is December 16, 2011. Mr. Ross, the Company’s President and CFO is also a shareholder and a director of Afritex.

Other than related parties Notes and the Senior Notes discussed in Note 4, “Notes Payable,” the Company received additional $24,750 (net of repayments) in advances from related parties as of June 30, 2011.

As the related parties offered non-interest bearing notes payable to the Company, the Company issued various warrants to its related parties; please refer to Note 4, “Notes Payable” for detail.

NOTE 11 – NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of net basic and diluted net income (loss) per share:

	Three months ended June 30,
Historical net loss per share:	2011	2010

Net income (loss)	(469,540)	(406,330)
Shares used in computing basic per share amounts (weighted average)	15,749,756	15,724,816
Net income (loss) per share:
Basic and Diluted	$(0.03)	$(0.03)

NOTE 12 – FAIR VALUE MEASUREMENTS

Effective January 1, 2009, the Company adopted new fair value accounting guidance. The adoption of the guidance was limited to financial assets and liabilities and did not have a material effect on the Company’s financial condition or results of operations.

The guidance defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact business and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. The guidance establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the

NOTE 12 – FAIR VALUE MEASUREMENTS (CONTINUED)

lowest level of input that is significant to the fair value measurement. The guidance establishes three levels of inputs that may be used to measure fair value:

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 — Unobservable inputs to the valuation methodology that is significant to the measurement of fair value of assets or liabilities.

Assets Measured at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis which were comprised of the following types of instruments as of June 30, 2011:

	Total	Level 1	Level 2	Level 3

Cash (1)	$76,947	$76,947	—	—
Total cash equivalents as of June 30, 2011	$76,947	$76,947	$—	$—

(1) Included in cash and cash equivalents on the Company's Balance Sheet.

NOTE 13 – OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

The Company has not entered into any transactions with unconsolidated entities whereby the Company has financial guarantees, subordinated retained interests, or other contingent arrangements that expose the Company to material continuing risks, contingent liabilities, or any other obligation under a variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the Company.

NOTE 14 – SEGMENT INFORMATION

The Company is organized as, and operates in, one reportable segment: the development and sale of specialty respiratory products. The Company’s chief operating decision-maker is its Chief Executive Officer. The Company’s Chief Executive Officer reviews financial information presented on a consolidated basis for purposes of evaluating financial performance and allocating resources, accompanied by information about revenue by geographic regions. The Company’s assets are primarily located in the United States of America and not allocated to any specific region and it does not measure the performance of its geographic regions based upon asset-based metrics. Therefore, geographic information is presented only for revenue. Revenue by geographic region is based on the ship to address on the customer order.

NOTE 14 – SEGMENT INFORMATION (CONTINUED)

The following presents total revenue by geographic region for the three month periods ended June 30, 2011 and 2010:

	Three Months Ended June 30,
	2011	2010

Revenues:
United States - product sales	$25,055	$8,907
ROW - product sales	21,632	-
Total revenues	$46,687	$8,907

NOTE 15 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $12,735,715 and $11,898,260 at June 30, 2011 and December 31, 2010, respectively, and stockholders’ deficit of $(2,781,836) and $(2,325,967) as of June 30, 2011 and December 31, 2010, respectively. The Company requires substantial additional funds to manufacture and commercialize our products. Management is actively seeking additional sources of equity and/or debt financing; however, there is no assurance that any additional funding will be available.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying June 30, 2011 balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, to maintain present financing, and to generate cash from future operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this report.

Overview

OxySure Systems, Inc. was formed on January 15, 2004 as a Delaware “C” Corporation for the purpose of developing products with the capability of generating medical grade oxygen “on demand,” without the necessity of storing oxygen in compressed tanks.  We developed a unique technology that generates medically pure (USP) oxygen from two dry, inert powders.  Other available chemical oxygen generating technologies contain hazards that we believe make them commercially unviable for broad-based emergency use by lay rescuers or the general public.  Our launch product is the OxySure Model 615 portable emergency oxygen system.  We believe that the OxySure Model 615 is currently the only product on the market that can be safely pre-positioned in public and private venues for emergency administration of medical oxygen by lay persons, without the need for training.

Critical Accounting Policies

The SEC defines critical accounting policies as those that are, in management's view, most important to the portrayal of our financial condition and results of operations and those that require significant judgments and estimates.

The discussion and analysis of our financial condition and results of operations is based upon our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities.  On an on-going basis, we evaluate our estimates including the allowance for doubtful accounts, the salability and recoverability of inventory, income taxes and contingencies.  We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

We cannot predict what future laws and regulations might be passed that could have a material effect on our results of operations.  We assess the impact of significant changes in laws and regulations on a regular basis and update the assumptions and estimates used to prepare our financial statements when we deem it necessary.

Revenue Recognition.  Our revenue recognition policies are in accordance with the SEC Staff Accounting Bulletin (SAB) No. 104.  Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations on our part exist and collectability is reasonably assured.  Revenues are recognized from product sales, net of discounts and rebates.  This revenue recognition policy is applied to both customers and distributors.  Fees from licensees desiring to manufacture and distribute our products or derivative products using our intellectual property include initial license fees and royalties.  Initial license fees are generally recognized upon granting of the license to the licensee.  Royalties are recognized in the period earned.

Allowance for doubtful accounts.  In estimating the collectability of accounts receivable, we analyze historical write-offs, changes in our internal credit policies and customer concentrations when evaluating the adequacy of our allowance for doubtful accounts.  Differences may result in the amount and timing of expenses for any period if we make different judgments or use different estimates.  Our accounts receivable represent a significant portion of our current assets and total assets.

Inventories.  Our inventory consists of raw material and components for our portable oxygen systems as well as completed products and accessories.  Inventories are computed using the lower of cost or market, which approximates actual cost on a first-in first-out basis.  Inventory components are parts, work-in-process and finished goods.  Finished goods are reported as inventories until the point of title transfer to our customers.  We write down our inventory value for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  These factors are impacted by market and economic conditions, technology changes, new product introductions and changes in strategic direction and require estimates that may include uncertain elements.  Actual demand may differ from forecasted demand, and such differences may have a material effect on recorded inventory values.  Management has established inventory reserves to cover estimated inventory losses for all work-in-process and finished goods related to products we manufactured, as well as raw material and components for those products that had no potential use in products to be manufactured in the future.  Management was required to make judgments about the future benefit of our raw materials and components.  Actual reserve requirements could differ significantly from management’s estimates, which could have a significant unfavorable impact on our future gross margins.

Cash and Cash Equivalents.  We consider all highly liquid investments purchased with maturity of three months or less to be cash equivalents.  Cash and cash equivalents may at times exceed federally insured limits.  To minimize this risk, we place our cash and cash equivalents with high credit quality institutions.

Property and Equipment.  Property and equipment are recorded at cost with depreciation and amortization provided over the shorter of the remaining lease term or the estimated useful life of the improvement.  Renewals and betterments that materially extend the life of an asset are capitalized.  Expenditures for maintenance and repairs are charged to expense when incurred.

Impairment of Long-Lived Assets.  We review long-lived assets, including amortizable intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset.  During the six months ended June 30, 2011, we did not recognize any impairment charge.

Research and Development Costs.  Costs associated with the development of our products are charged to expense as incurred.  During the six months ended June 30, 2011, we had research and development costs of $140.

Income Taxes.  We account for income taxes using an asset and liability approach, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our Consolidated Financial Statements, but have not been reflected in our taxable income.  A valuation allowance has been established to reduce deferred tax assets to their estimated realizable value.  Therefore, we provide a valuation allowance to the extent that we do not believe it is more likely than not that it will generate sufficient taxable income in future periods to realize the benefit of its deferred tax assets.  We recognize interest and penalties related to unrecognized tax benefits in income tax expense.

Equity Warrants.  We have issued warrants to purchase shares of our common stock in connection with convertible notes.  In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from the notes were allocated based on the relative fair values of the notes without the warrants issued in conjunction with the notes and of the warrants themselves at the time of issuance.  We record the fair value of the warrants at the time of issuance as additional paid in capital and as a debt discount to the notes.  We amortize this debt discount as interest expense over the life of the note.  Additionally, as a result of issuing the warrants with the convertible notes, a beneficial conversion option is recorded as a debt discount reflecting the incremental conversion option intrinsic value of the conversion option provided to the holders of the notes.  We also amortize this debt discount as interest expense over the life of the notes.  The intrinsic value of each conversion option was calculated as the difference between the effective conversion price and the fair value of the common stock, multiplied by the number of shares into which the note is convertible.

Stock-Based Compensation.  We account for share-based payments, including grants of stock options to employees, consultants and non-employees; moreover, we issue warrants to the consultants and related parties.  We are required to estimate the fair value of share-based awards and warrants on the date of grant.  The value of the award is principally recognized as expense ratably over the requisite service periods.  We have estimated the fair value of stock options and warrants as of the date of grant or assumption using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable.  The Black-Scholes model requires the input of certain assumptions.  Changes in the assumptions used in Black-Scholes model can materially affect the fair value estimates. With exception of forfeiture rates, which we evaluate annually, we evaluate the assumptions used to value stock options on a quarterly basis.  The expected term of stock options represents the weighted average period the stock options are expected to remain outstanding.

The expected term is based on the observed and expected time to exercise and post-vesting cancellations of options by employees.  Upon the adoption of the accounting guidance, we continue to use historical volatility in deriving our expected volatility assumption as allowed under GAAP because we believe that future volatility over the expected term of the stock options is not likely to differ materially from the past.  The risk-free interest rate assumption is based on the five-year U.S. Treasury zero-coupon rate appropriate for the expected term of the stock options.  The expected dividend assumption is based on the history and expectation of dividend payouts.  The fair values generated by the Black-Scholes model may not be indicative of the actual fair values of the equity awards, as we do not consider other factors important to those awards to employees, such as continued employment, periodic vesting requirements and limited transferability.  The amount of stock based compensation expenses is net of an estimated forfeiture rate, which we adjust on an annual basis, if at all, and which is based on historical data and information from comparable companies, and our judgment of whether the options are expected to vest.  For the six months ended June 30, 2011 and 2010, the employee stock-based compensation expense was approximately $41,470 and $48,258, respectively.

We follow ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees.  In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services to be provided to us are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined.  We recognize this expense over the period in which the services are provided.  For the six months ended June 30, 2011 and 2010, the non-employee stock-based compensation expense was approximately $0 and $0, respectively.

Accounting Estimates.  The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period.  Actual results could differ from those estimated.

Advertising Costs.  Advertising costs are charged to operations when incurred.  We incurred $3,812 in advertising and promotion costs for the six months ended June 30, 2011, as compared to $272,191 for the six months ended June 30, 2010.

Financial Instruments.  Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2011.  The respective carrying value of certain on balance sheet financial instruments approximate their fair values.  These financial instruments include cash, accounts payable, accrued expenses and notes payable.  Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

Restatements and Reclassifications.  Certain financial statement items have been restated to conform to the current periods’ presentation.  These reclassifications had no impact on previously reported net loss.

Recently Enacted Accounting Standards.  In April 2009, the FASB issued an update to ASC 820, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides guidance on determining fair value when there is no active market or where the price inputs being used represent distressed sales.  This update to ASC 820 was effective for interim and annual periods ending after June 15, 2009 and was adopted by us in the second quarter of 2009.  The adoption did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued ASC 855, “Subsequent Events.”  ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  ASC 855, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, was effective for interim or annual periods ending after June 15, 2009.  We adopted this standard as of June 30, 2009.

In June 2009, the FASB issued ASU 2009-17, Consolidation (ASC 810) “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  This new standard also requires additional disclosures about an enterprise’s involvement in variable interest entities.  We adopted this pronouncement on January 1, 2010 but there was no significant impact on its financial statements.

In June 2009, the FASB issued ASC 105, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.”  ASC 105 establishes the FASB Accounting Standards Codification (“Codification”), as the single source of authoritative accounting and reporting standards in the United States for all non-government entities, with the exception of the Securities and Exchange Commission and its staff.  It does not include any new guidance or interpretations of US GAAP, but merely eliminates the existing hierarchy and codifies the previously issued standards and pronouncements into specific topic areas.  The Codification was adopted on July 1, 2009 for our financial statements for the year ended December 31, 2009.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (ASC 820): Improving Disclosures about Fair Value Measurements.”  This update will require (1) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (2) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs).  This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and require disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs.  The new disclosures and clarifications of existing disclosure are effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements for related to the purchases, sales, issuances and settlements in the roll forward activity of Level 3 fair value measurements.  Those disclosure requirements are effective for fiscal years ending after December 31, 2010.  We still assessing the impact on this guidance and does not believe the adoption of this guidance will have a material impact to its financial statements.  Management does not believe that other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants or the SEC have a material impact on our present or future financial statements.

In April 2010, new accounting guidance was issued for the milestone method of revenue recognition.  Under the new guidance, an entity can recognize revenue from consideration that is contingent upon achievement of a milestone in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive.  This guidance is effective prospectively for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.  We adopted the provisions of this guidance effective July 1, 2010, which did not have a material impact on our consolidated financial statements.

Results of Operations

You should read the selected financial data set forth below along with our discussion and our financial statements and the related notes. We have derived the financial data from our audited financial statements. We believe the financial data shown in the table below include all adjustments consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of such information. Operating results for the period are not necessarily indicative of the results that may be expected in the future.

	Six Months Ended June 30, 2011 (Unaudited)	Six Months Ended June 30, 2010 (Unaudited)	Three Months Ended June 30, 2011 (Unaudited)	Three Months Ended June 30, 2010 (Unaudited)
Revenue	$98,513	$276,084	$46,687	$8,907
Operating expenses	550,544	846,355	265,336	300,172
Net income (loss)	$(837,455)	$(776,873)	$(469,540)	$(406,330)
Net income (loss) per share	$(0.05)	$(0.05)	$(0.03)	$(0.03)

Results for the Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010 (unaudited)

Revenues

We had $98,513 revenue from operations for the six months ended June 30, 2011 as compared to revenues of $276,084 for the six months ended June 30, 2010.  This decrease is due to a license agreement entered into on March 26, 2010 which resulted in the recording of a non-recurring license fee in the prior period.  The license agreement is with Afritex Medical Products (Pty) Ltd, a South African company.  Revenue from products increased from $51,084 for the six months ended June 30, 2010 to $98,513 for the six months ended June 30, 2011.

Operating Expenses

Total expenses for the six months ended June 30, 2011 were $969,722, which amount includes $550,545 of selling, general and administrative expenses, $59,466 in cost of goods sold, and $359,710 in interest expense, as compared to total expenses for the six months ended June 30, 2010 of $1,056,004, which amount includes $846,355 of selling, general and administrative expenses, $25,458 in cost of goods sold, and $184,191 in interest expense.  The decrease in selling, general and administrative expenses is partly attributable to a decrease in advertising and promotion expense.

Research and Development

Research and development expenses of $140 and $934 were incurred in the six months periods ended June 30, 2011 and 2010, respectively.  This decrease is due to our limited budget during this period.

Net Loss

Net loss as of June 30, 2011 was $837,455 and diluted net loss per share was $0.05 as compared to a net loss as of June 30, 2010 of $776,873 and diluted net loss per share of $0.05.  The net loss per share has remained unchanged for the comparative periods primarily because of a decrease in selling, general and administrative expenses and a concomitant decrease in revenue as a result of the effect of a non-recurring license fee of $225,000 recognized in the prior period.

Results for the Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010 (unaudited)

Revenues

We had $46,687 revenue from operations for the three months ended June 30, 2011 as compared to revenues of $8,907 for the three months ended June 30, 2010.  This increase is primarily attributable to an increase in product sales.

Operating Expenses

Total expenses for the three months ended June 30, 2011 were $516,231, which amount includes $265,337 of selling, general and administrative expenses, $22,272 in cost of goods sold, and $228,622 in interest expense, as compared to total expenses for the three months ended June 30, 2010 of $415,275, which amount includes $300,172 of selling, general and administrative expenses, $4,756 in cost of goods sold, and $110,347 in interest expense.  The increase in selling, general and administrative expenses is partly attributable to an increase in interest expense.

Research and Development

Research and development expenses of $60 and $286 were incurred in the three months periods ended June 30, 2011 and 2010, respectively.  This decrease is due to our limited budget during this period.

Net Loss

Net loss for the three months ended June 30, 2011 was $469,540 and diluted net loss per share was $0.03 as compared to a net loss for the three months ended June 30, 2010 of $406,330 and diluted net loss per share of $0.03.  The net loss per share has remained unchanged for the comparative periods primarily because of an increase in revenue and a concomitant increase in interest expense.

Liquidity and Capital Resources

We had a cash balance of approximately $76,947 as of June 30, 2011, as compared to $50,322 as of June 30, 2010.  Our funds are kept in financial institutions located in the United States of America.

We had negative working capital of approximately $3,242,727 as of June 30, 2011 as compared to a negative working capital of $1,012,727 as of June 30, 2010.

We had total notes payable of $2,858,530 and $2,194,779 as of June 30, 2011 and June 30, 2010, respectively.  The increase in Notes Payable was primarily due to an increase in Current Notes Payable, from $510,324 to $2,655,669, including an increase of $372,405 in notes issued in JTR Investments, Limited in connection funding provided for operations between June 30, 2010 and June 30, 2011.  JTR Investments, Limited is an affiliate of us. In addition:

•	$251,407 in notes payable due December 31, 2011 in connection with rent was reclassified from Long-Term Notes Payable at June 30, 2010 to Current Notes Payable at June 30, 2011;

•
$750,000 in notes payable due April 15, 2012 in connection with the Agave Senior Note was reclassified from Long-Term Notes Payable at June 30, 2010 to Current Notes Payable at June 30, 2011. Agave Resources, LLC is an affiliate of us;

•
$250,000 in notes payable due April 15, 2012 in connection with the JTR Second Note was reclassified from Long-Term Notes Payable at June 30, 2010 to Current Notes Payable at June 30, 2011. JTR Investments, Limited is an affiliate of us; and

•
$422,850 in notes payable due April 15, 2012 or before, in connection with the deferred portion of the JTR Senior Note was reclassified from Long-Term Notes Payable at June 30, 2010 to Current Notes Payable at June 30, 2011. JTR Investments, Limited is an affiliate of us.

We generally provide our customers with terms of up to 30 days on our accounts receivable.  In some cases we require prepayment, depending on history or credit review.  Further, we generally require pre-payment on orders shipped to international destinations.  Our accounts receivable, net of allowances for sales returns and allowance for doubtful accounts, were $10,643 and $160,518 as at June 30, 2011 and June 30, 2010, respectively.

Since inception, we have been engaged primarily in product research and development, obtaining certain regulatory approvals, investigating markets for our products, developing manufacturing and supply chain partners, and developing distribution, licensing and other channel relationships.  In the course of funding research and development activities, we have sustained operating losses since inception and have an accumulated deficit of $12,735,715 at June 30, 2011.

We completed product development of our launch product, and launched sales thereof in early 2008.  We have and will continue to use significant capital to manufacture and commercialize our products.  These factors raise substantial doubt about our ability to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of our common stock.

During 2011, we will need additional capital to market and sell our products, and to further develop and enhance our current product offerings, introduce new products and address unanticipated competitive threats, technical problems, economic conditions or other requirements.  We raised approximately $11,553 during the quarter ended June 30, 2011 and $0 during the quarter ended June 30, 2010 through the sale of common stock, preferred stock, and the exercise of warrants and stock options.  We estimate that we will require approximately $4.4 million over the next 12 months to remain viable.  There is no assurance that we will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.  However, there can be no assurance that any additional financing will be available to us.  Additional equity financing may involve substantial dilution to our then existing stockholders.  In the event we are unable to raise additional capital, we may be required to substantially reduce or curtail our activities.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our President and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of period covered by this report.  Based upon such evaluation,  the President and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

To the best knowledge of our management, there are no legal proceedings pending or threatened against us.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During May 2011, we issued options to purchase a total of 100,000 shares of common stock with an aggregate grant date fair value of $1.00 per share to an employee under the 2004 Stock Option Plan.  These options were valued at $21,101 in total using the fair value of the underlying shares on the date of issuance.  We relied on the exemption from registration relating to offerings that do not involve any public offering pursuant to Section 4(2) under the Securities Act of 1933 (the “Act”).  We believe that each purchaser is an “accredited investor” under Rule 501 under Regulation D of the Act and had adequate access to information about us.

During the period January through June 2011, we issued warrants to purchase a total of 150,684 shares of common stock with an aggregate exercise price of $0.01 per share in connection with financing.  These warrants were valued at $149,313 in total using the fair values of the underlying shares on the dates of issuance.  This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.  We relied on the exemption from registration relating to offerings that do not involve any public offering pursuant to Section 4(2) under the Act.  We believe that each purchaser is an “accredited investor” under Rule 501 under Regulation D of the Act and had adequate access to information about us.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following Exhibits are filed herein:

No.                      Title

31.1	Certification of President Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXYSURE SYSTEMS, Inc.

DATED: September 26, 2011	By:	/s/ Julian T. Ross
Name: Julian T. Ross
Title: President and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)