Form 10-Q/A
period 2011-06-30
OxySure Systems Inc
filed 2011-10-26
CIK 1413797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

As of October 26, 2011, the number of shares of common stock outstanding was 15,967,563.

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
Impairment of intangible assets
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
customer incentives
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

OXYSURE® SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2011
(Unaudited)

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

Deferred Revenue and Income - The Company defers revenue and income when the Company invoices a customer or a customer makes a payment and the requirements of revenue recognition have not been met (i.e. persuasive evidence of an arrangement exists, shipment from a company warehouse has occurred, the price is fixed or determinable and collectability is reasonably assured). Deferred Revenue was $294,835 and $120,955 for the three month periods ended June 30, 2011 and 2010, respectively.

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

Concentration of Credit Risk – The Company sells all of its products throughout North America.  Sales to its recurring customers are generally granted on net 30-day credit terms. The Company performs periodic credit evaluations of its recurring customers and generally do not require collateral.  An allowance for doubtful accounts is maintained for potential credit losses, which losses historically have not been significant.

OXYSURE® SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

OXYSURE® SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

OXYSURE® SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The following table shows the components of the Company’s stock based compensation expense for employees, consultants and other non-employees:

	Three months ended June 30,
	2011	2010

Common Stock options issued for compensation	5,065	28,955
Common Stock options and warrants issued for services	-	-

Total	5,065	28,955

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

OXYSURE® SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share follows:

	Three months ended June 30,
	2011	2010
Historical net loss per share:

Numerator

Net loss, as reported	(469,540)	(406,330)
Less: Effect of amortization of interest expense on convertible notes	-	-

Net loss attributed to common stockholders (diluted)	(469,540)	(406,330)

Denominator

Weighted-average common shares outstanding	15,749,756	15,724,816
Effect of dilutive securities	-	-

Denominator for diluted net loss per share	15,749,756	15,724,816
Basic and diluted net loss per share	$(0.03)	$(0.03)

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

OXYSURE® SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In April 2009, the FASB issued an update to ASC 820, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, which provides guidance on determining fair value when there is no active market or where the price inputs being used represent distressed sales.  This update to ASC 820 was effective for interim and annual periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009.  The adoption did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued ASC 855, “Subsequent Events”.  ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  ASC 855, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, was effective for interim or annual periods ending after June 15, 2009.  The Company adopted this standard as of June 30, 2009.

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

In June 2009, the FASB issued ASC 105, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”.  ASC 105 establishes the FASB Accounting Standards Codification (“Codification”), as the single source of authoritative accounting and reporting standards in the United States for all non-government entities, with the exception of the Securities and Exchange Commission and its staff.  It does not include any new guidance or interpretations of US GAAP, but merely eliminates the existing hierarchy and codifies the previously issued standards and pronouncements into specific topic areas.  The Codification was adopted on July 1, 2009 for the Company’s financial statements for the year ended December 31, 2009.

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

OXYSURE® SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

OXYSURE® SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2011
(Unaudited)

NOTE 3 – INTANGIBLE ASSETS (CONTINUED)

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

Frisco Promissory Note  On April 3, 2007 the Company entered into a note agreement with the City of Frisco, Texas for $243,000 (the “Frisco Note”) pursuant to an economic incentive package provided through the Frisco Economic Development Corporation (“FEDC”). The note requires varying annual principal payments through August 2012.  The note is non-interest bearing; however, interest has been imputed at 12.18% per annum. Individual annual payments will be forgiven if certain performance targets are achieved which include the number of full time employees, square feet occupied and taxable value of business and personal property in the City of Frisco. The first annual payment for 2008 in the amount of $30,000 was forgiven and the Company recognized the entire $30,000 under “Other income” in the Statement of Operations and Accumulated Deficit for the year ended December 31, 2008.  The Company did not achieve the performance targets during 2009 and 2010, and the balance of the note payable to the City of Frisco as at December 31, 2010 was $146,802.  On March 22, 2011 the Company entered into an Amended and Restated Performance Agreement with the FEDC. In terms of the Amended and Restated Performance Agreement, the FEDC provided the Company with economic assistance in the form of the renewal and extension of the forgivable loan of $213,000 together with revised performance credits over 5 years, commencing on March 22, 2011 and ending on the earlier to occur of: (i) the full payment of the economic incentives; or (ii) March 31, 2016.

OXYSURE® SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2011
(Unaudited)

NOTE 4 – NOTES PAYABLE (CONTINUED)

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
$213,000

Agave/JTR Subordinated, Convertible Notes  During March 2008, the Company completed a $1 million financing package consisting of a promissory note for $750,000 (“First Note”) and a promissory note with a draw down provision for $250,000 (“Second Note”) (collectively, the “Notes”). The Notes are subordinated notes and are due and payable on the earlier of (i) completion of the next financing round completed by the Company or (ii) one year after the Notes are issued. In March 2009 the First Note and the Second Note were modified by extending the maturity date in each case to April 15, 2010. On December 31, 2009, the First Note and the Second Note were further modified by extending the maturity date in each case to April 15, 2011.  In August 2010, the First Note and the Second Note were further modified by extending the maturity date in each case to April 15, 2012. The holder of the First Note is Agave Resources, LLC (“Agave”), and the President of Agave is Donald Reed, one of the Company’s Directors.  In connection with the First Note, Agave was also issued penny warrants to purchase 350,000 shares of common stock on April 15, 2008.  The warrants are immediately exercisable and expire on April 15, 2013.  The holder of the Second Note is JTR Investments, Limited (“JTR”) a company controlled by Julian T. Ross, the Company’s founder.

As at December 31, 2008 the maximum of $250,000 has been drawn against the Second Note.  In connection with the Second Note, JTR was also issued penny warrants to purchase 116,667 shares of common stock on December 31, 2008.  Both Notes are non-interest bearing.  The basis for issuing penny warrants in connection with the First Note and the Second Note include, but are not limited to, the fact that no interest is payable on the Notes, the Company’s ability to attract new investment at the time, market conditions and other factors.  Given these factors, the Board of Directors has deemed the terms of these transactions to be fair.  No third party fairness opinion was obtained in relation to these transactions.

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

OXYSURE® SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2011
(Unaudited)

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

The Company recorded the relative fair value of the warrant issued to JTR in connection with the Second Note in the amount of $115,857 as a debt discount upon issuance, and expensed this amount as interest expense upon issuance.  Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental intrinsic value benefit of $32,254, at the time of issuance provided to the holder of the note, which was also expensed as interest expense upon issuance. The Company recorded no interest expense for the three months ended June 30, 2011 and 2010 in connection with the JTR Second Note.

JTR Senior, Convertible Note. In July, 2008, JTR agreed to provide the Company with additional working capital to fund continuing operations (the “Senior Note Interim Funding”).  On November 1, 2008 the Board agreed with JTR on the terms of a loan with a draw down provision of up to a maximum of $750,000.  This maximum amount was subsequently increased to $2,000,000 on March 30, 2011. This is a Senior Note (all the tranches under this facility, collectively, the “Senior Note”) with no interest payable.  All amounts advanced by JTR during the Senior Note Interim Funding are draw downs on the Senior Note.  In connection with the Senior Note, the Company will issue .47 penny warrants for every dollar drawn under this facility.  As of June 30, 2011, the outstanding balance under the Senior Note was $992,706.  As of June 30, 2011 the number of penny warrants issued to JTR pursuant to the Senior Note was 516,497.  The basis for issuing penny warrants in connection with the Senior Note include, but are not limited to, the fact that no interest is payable on the note, the Company’s ability to attract new investment at the time, market conditions, the terms previously agreed to in connection with the First Note and Second Note, and other factors.  Given these factors, the Board of Directors has deemed the terms of this transaction to be fair.  No third party fairness opinion was obtained in relation to this transaction.

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

OXYSURE® SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2011
(Unaudited)

NOTE 4 – NOTES PAYABLE (CONTINUED)

In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from the Senior Note were allocated based on the relative fair values of the notes without the warrants issued in conjunction with the notes and of the warrants themselves at the time of issuance.  As of June 30, 2011 the Company recorded the relative fair values of the warrants issued to JTR in connection with the Senior Note in the amount of $511,805 as a debt discount upon each issuance, and expensed each debt discount as interest expense upon issuance.  Additionally, as a result of issuing the warrants with the convertible promissory notes, a beneficial conversion option was recorded as a debt discount on each note reflecting the incremental intrinsic value benefit totaling $153,103, at the time of each issuance provided to JTR in connection with the Senior Note up to an including June 30, 2011. The debt discount for each issuance under the Senior Note is expensed as interest expense upon issuance. The Company recorded interest expenses in the amounts of $137,079 and $26,616 for the three months ended June 30, 2011 and June 30, 2010, respectively, in connection with the Senior Note.

Alcedo Subordinated, Convertible Note.  On December 10, 2009 the Company entered into a Note Purchase Agreement with the Tony & Judy Alcedo Family Trust (“Alcedo Trust”). The Company received $100,000 in cash from the Alcedo Trust, in exchange for a Subordinated Convertible Note with a face amount of $100,000 (the “Alcedo Note”). The Alcedo Note bears interest at a rate of 16% per annum, and originally matured on September 6, 2010. The maturity date was subsequently modified to December 16, 2011. As of June 30, 2011 the total interest accrued under the Alcedo Note was $24,933.  The Alcedo Note is convertible into the common stock, at the option of the Company on or before December 16, 2011, at a conversion price of $1.00 per share, in accordance with the following:

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

OXYSURE® SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2011
(Unaudited)

NOTE 4 – NOTES PAYABLE (CONTINUED)

Afritex Subordinated, Convertible Note.  On March 26, 2010 (“Afritex Note Effective Date”) the Company issued a Subordinated Convertible Note (the “Afritex Note”) to Afritex Medical Products (Pty) Ltd., a South African company, in which the Company’s President is also a beneficial shareholder and member of its Board of Directors (“Afritex”). The Afritex Note was issued in connection with a certain licensing agreement and a distribution agreement, both entered into between the Company and Afritex on March 26, 2010.  The Afritex Note has a face amount of $270,000 and bears interest at a rate of 16% per annum, and matures 630 days (as amended) subsequent to the Afritex Note Effective Date.  As at June 30, 2011 the total interest accrued under the Afritex Note was $54,600.

The Afritex Note is convertible into the common stock, at the option of the Company on or before the Maturity Date, at a conversion price of $1.00 per share, in accordance with the following:

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

OXYSURE® SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2011
(Unaudited)

NOTE 4 – NOTES PAYABLE (CONTINUED)

Sinacola Subordinated, Convertible Notes.

First Landlord Note; Second Landlord Note:

On December 10, 2009 the Company entered into a Rent Satisfaction Agreement (the “2009 RSA”) with its landlord, Sinacola Commercial Properties, Ltd. (“Sinacola”). In terms of the 2009 RSA, all of the Company’s outstanding rent obligations under its lease agreement, up to and including December 31, 2009 including, but not limited to, base rent, deferred rent, and its share of operating costs, are satisfied in full.

The Company issued Sinacola two Promissory Notes pursuant to the 2009 RSA, as follows:

First Landlord Note:  The first note (the “First Landlord Note”) is a subordinated convertible note in the principal amount of $125,000. The First Landlord Note carries no interest and is convertible, at Sinacola’s option, into the common stock of the Company at an exercise price of $1.00 per common share on the maturity date.

Second Landlord Note:  The second note (the “Second Landlord Note”) is a subordinated convertible note in the principal amount of $126,407. The Second Landlord Note carries no interest and is convertible into the common stock of the Company at an exercise price of $1.50 per common share on the maturity date.  However, if the common stock has traded at $1.50 or above for four (4) consecutive weeks on a nationally recognized market (based on daily closing prices) then the Second Landlord Note is convertible at the Company’s option.

Maturity Date – Each of the First Landlord Note and the Second Landlord Note has a maturity date defined as follows:

The then outstanding Principal Amount shall become due and payable on the earlier to occur of: (i) December 31, 2011; or (ii) the closing of the next equity financing round (the “Equity Event”) completed by the Company (in each case, the "Maturity Date"); provided that; (a) if the Equity Event is in an amount exceeding $1,000,000 but less than $1,500,000, then only 20% of the Principal Amount shall be due and payable; (b) if the Equity Event is in an amount exceeding $1,500,000 but less than $2,000,000, then only 40% of the Principal Amount shall be due and payable; (c) if the Equity Event is in an amount exceeding $2,000,000 but less than $3,000,000, then only 60% of the Principal Amount shall be due and payable; (d) if the Equity Event is in an amount exceeding $3,000,000 but less than $4,000,000, then only 80% of the Principal Amount shall be due and payable; (e) if the Equity Event is in an amount exceeding $4,000,000, then 100% of the Principal Amount shall be due and payable. For any partial Principal Amount paid under (ii) (a) - (ii) (d) above, the balance of the outstanding Principal Amount would continue to be due and payable on the earlier to occur of this (i) or (ii) (a-e) above. In the event of a partial payment, any subsequent payment resulting from an Equity Event shall be based on the percentage of the original Principal Amount and not a percentage of the outstanding Principal Amount after a partial payment under this maturity provision.

The Company also issued Sinacola with 163,415 penny warrants pursuant to the 2009 RSA (the “2009 Landlord Warrant”).  The 2009 Landlord Warrant is convertible into 163,415 shares of its common stock, and is exercisable in whole or in part at any time on or before December 31, 2014 at an exercise price of $.01 per share.  In addition, the Company agreed to modify that certain prior warrant issued to Sinacola on August 23, 2007 (the “2007 Landlord Warrant”).  The 2007 Landlord Warrant provided for Sinacola to purchase 50,000 shares of common stock on or before March 1, 2012 at an exercise price of $2.00 per share.  Pursuant to the 2009 RSA the exercise price of the 2007 Landlord Warrant was modified to $1.00 per share, while all other terms and conditions remained the same.

OXYSURE® SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2011
(Unaudited)

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

Third Landlord Note; Fourth Landlord Note:

On December 31, 2010 the Company entered into a Rent Satisfaction Agreement (the “2010 RSA”) with its landlord, Sinacola Commercial Properties, Ltd. (“Sinacola”). In terms of the 2010 RSA, all of the Company’s then outstanding rent obligations for the 2010 financial year under its lease agreement, up to and including December 31, 2010 including, but not limited to, base rent, deferred rent, and its share of operating costs, are satisfied in full.

The Company issued Sinacola two Promissory Notes pursuant to the 2010 RSA, as follows:

Third Landlord Note:  The first note (the “Third Landlord Note”) is a subordinated convertible note in the principal amount of $110,000. The Third Landlord Note carries no interest and is convertible, at Sinacola’s option, into the common stock of the Company at an exercise price of $1.00 per common share on the maturity date.

Fourth Landlord Note: The second note (the “Fourth Landlord Note”) is a subordinated convertible note in the principal amount of $110,715. The Fourth Landlord Note carries no interest and is convertible into the common stock of the Company at an exercise price of $1.50 per common share on the maturity date. However, if the common stock has traded at $1.50 or above for four (4) consecutive weeks on a nationally recognized market (based on daily closing prices) then the Fourth Landlord Note is convertible at the Company’s option.

Maturity Date – Each of the Third Landlord Note and the Fourth Landlord Note has a maturity date of October 31, 2012.

The Company also issued Sinacola with 143,465 penny warrants pursuant to the 2010 RSA (the “2010 Landlord Warrant”).  The 2010 Landlord Warrant is convertible into 143,465 shares of the Company’s common stock, and is exercisable in whole or in part at any time on or before December 31, 2015 at an exercise price of $.01 per share.

OXYSURE® SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2011
(Unaudited)

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

Fifth Landlord Note; Sixth Landlord Note:

On March 23, 2011 the Company entered into a rent satisfaction agreement (the “2011 RSA”) with its landlord, Sinacola Commercial Properties, Ltd. (“Sinacola”). In terms of the 2011 RSA, certain of the Company’s rent obligations for the period January 1, 2011 through June 30, 2011 under its lease agreement, including base rent and deferred rent, are satisfied in full.

The Company issued Sinacola two Promissory Notes pursuant to the 2011 RSA, as follows:

Fifth Landlord Note:  The first note (the “Fifth Landlord Note”) is a subordinated convertible note in the principal amount of $50,000. The Fifth Landlord Note carries no interest and is convertible, at Sinacola’s option, into the common stock of the Company at an exercise price of $1.00 per common share on the maturity date.

Sixth Landlord Note:  The second note (the “Sixth Landlord Note”) is a subordinated convertible note in the principal amount of $50,000. The Sixth Landlord Note carries no interest and is convertible into the common stock of the Company at an exercise price of $1.50 per common share on the maturity date.  However, if the common stock has traded at $1.50 or above for four (4) consecutive weeks on a nationally recognized market (based on daily closing prices) then the Sixth Landlord Note is convertible at the Company’s option.

Maturity Date – Each of the Fifth Landlord Note and the Sixth Landlord Note has a maturity date of June 30, 2013.

The Company also issued Sinacola with 65,000 penny warrants pursuant to the 2010 RSA (the “2011 Landlord Warrant”). The 2011 Landlord Warrant is convertible into 65,000 shares of the Company’s common stock, and is exercisable in whole or in part at any time on or before March 23, 2016 at an exercise price of $.01 per share.

OXYSURE® SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2011
(Unaudited)

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

OXYSURE® SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2011
(Unaudited)

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

OXYSURE® SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2011
(Unaudited)

NOTE 4 – NOTES PAYABLE (CONTINUED)

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

OXYSURE® SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2011
(Unaudited)

NOTE 4 – NOTES PAYABLE (CONTINUED)

At June 30, 2011 future minimum payments on Notes Payable for the 12 months ended June 30, 2012, 2013, 2014, and thereafter were as follows:

As of June 30, 2011:

2012	$2,658,345
2013	184,629
2014	15,557
Thereafter	-
Total	$2,858,531

NOTE 5 - SHAREHOLDERS’ EQUITY

Preferred Shares Rights

On December 31, 2005, the Company’s Board of Directors adopted a Preferred Shares Rights Agreement (the “Original Rights Agreement”).   Pursuant to the Agreement, the Board authorized the issuance of up to 5,000,000 shares of preferred stock, par value $0.0005 per share. As of December 31, 2005, the Company had authorized the issuance of 2,000,000 shares of preferred stock designated as Series A Convertible Preferred Stock (“Series A Preferred”). On March 22, 2006 the Company authorized an increase in the issuance of the Series A Preferred to 3,100,000 shares of preferred stock. On July 2, 2008 the Company further authorized an increase in the issuance of the Series A Preferred to 3,143,237 shares of preferred stock. As of June 30, 2011 there were 3,126,434 Series A Preferred shares issued and outstanding. The original issue price of the Series A Preferred is $1.00 per share.

During the three months ended June 30, 2011 the Company did not issue any shares of the Series A Preferred. As at June 30, 2011 the Company had 3,126,434 shares of Series A Preferred Stock issued and outstanding.

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

OXYSURE® SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2011
(Unaudited)

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

Stock Options

The following table summarizes information about the number and weighted average of the options that were forfeited or expired under the Plan as at June 30, 2011:

	Employee		Non-Employee
		Weighted		Weighted
	Number	Average	Number	Average	Combined
	Of	Exercise	Of	Exercise	Total
	Options	Price	Options	Price	Options
Outstanding at March 31, 2011	2,015,174	0.56	65,430	0.96	2,080,604
Granted	100,000	1.00	-	-	100,000
Exercised	(16,750)	0.39	-	-	(16,750)
Forfeited/Cancelled	(99,500)	1.49	-	-	(99,500)
Outstanding at June 30, 2011	1,998,924	0.53	65,430	0.96	2,064,354

OXYSURE® SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2011
(Unaudited)

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

Stock compensation cost, using the graded vesting attribute method in accordance with Codification topic 718, is recognized over the requisite service period, generally 5 years, during which each tranche (one fifth) of shares is earned (zero, one, two, three, and four years). The value of each tranche is amortized on a straight-line basis. For the three months ended June 30, 2011, stock based compensation expense was approximately $5,060, which consisted primarily of stock-based compensation expense related to stock options recognized under GAAP issued to employees. For the three months ended June 30, 2011, a total of 16,750 options were exercised with a weighted average exercise price of $0.39.

OXYSURE® SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2011
(Unaudited)

NOTE 6 - STOCK OPTIONS AND WARRANTS (CONTINUED)

Warrants.

The following table summarizes the Company’s warrant activities for the three months ended June 30, 2011:

		Weighted
	Number	Average
	Of	Exercise
	Warrants	Price
Outstanding at March 31, 2011	2,825,098	$0.49
Granted	107,811	$0.01
Exercised	-	-
Forfeited/Cancelled	-	-
Outstanding at June 30, 2011	2,932,909	$0.47

NOTE 7 – INCOME TAXES - REMOVED AND RESERVED

NOTE 8 – LICENSE AND SERVICE AGREEMENTS - REMOVED AND RESERVED

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

Future Minimum Lease Obligations
2011	$57,864
2012	86,796
2013	-
Thereafter	-
$144,660

Rental expense for each of the three months ended June 30, 2011 and 2010 was $28,932.

OXYSURE® SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2011
(Unaudited)

Capital lease –The Company leases certain of equipments under capital lease agreements that expire at various dates through 2012. Total Capital lease obligations were $341,125 and $358,381 as at June 30, 2011 and December 31, 2010, respectively.

The Company’s gross amounts of assets recorded under capital leases by major class, and the related accumulated amortization at June 30, 2011 are as follows:

Machinery & equipment	919,736
Less accumulated depreciation	(870,393)
Machinery & equipment, net	49,343

Computer equipment	3,707
Less accumulated depreciation	(3,707)
Computer equipment, net	-

Legal Proceedings

The Company is subject to litigation in the normal course of business, none of which management believes will have a material adverse effect on the Company’s financial statements. As of June 30, 2011 the Company was not a party to any litigation matters.

Indemnification

Under the indemnification provisions of the Company’s customer agreements, the Company agrees to indemnify and defend its customers against infringement of any patent, trademark, or copyright of any country or the misappropriation of any trade secret, arising from the customers’ legal use of the Company’s services. The exposure to the Company under these indemnification provisions is generally limited to the total amount paid by the customers under pertinent agreements. However, certain indemnification provisions potentially expose the Company to losses in excess of the aggregate amount received from the customer. To date, there have been no claims against the Company or its customers pertaining to such indemnification provisions and no amounts have been recorded.

NOTE 10 – RELATED PARTY TRANSACTIONS

As discussed in Note 4, “Notes Payable” of Notes to Audited Financial Statements, several of the notes payable are entered among related parties.

A summary of the related party financings and notes as at June 30, 2011 is as follows:

	First Note	Second Note	Senior Note		Afritex Note	Other
Holder	Agave Resources, LLC(1)	JTR Investments, Limited(2)	JTR Investments, Limited(2)		Afritex Medical Products (Pty) Limited(4)	Related Party
Amount	$750,000	$250,000	$992,706	(3)	$270,000	$24,750
Stated interest rate	0%	0%	0%		16%	0%
Maturity	April 15, 2012	April 15, 2012	April 15, 2012: $422,850(3) Current: $569,856		December 16, 2011	Current
Warrants issued (Please see Note 6 – “Stock Options & Warrants” for warrant details	350,000	116,667	516,497		270,000	0

OXYSURE® SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2011
(Unaudited)

(1) Agave Resources, LLC is controlled by one of the Company’s Directors, Donald Reed.
(2) JTR Investments, Ltd. is a limited partnership controlled by its President and CEO, Julian Ross.
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
(4) Afritex Medical Products is a South African distributor of the Company. The as-amended maturity date of the Afritex Note is December 16, 2011. Mr. Ross, the Company’s President and CEO is also a beneficial owner and a director of Afritex.

Other than related parties Notes and the Senior Notes discussed in Note 4, “Notes Payable”, of Notes to Financial Statements, the Company received additional $24,750 (net of repayments) in advances from related parties as of June 30, 2011.

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

OXYSURE® SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2011
(Unaudited)

The guidance defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact business and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. The guidance establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The guidance establishes three levels of inputs that may be used to measure fair value:

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

Assets Measured at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis which were comprised of the following types of instruments as of March 31, 2011:

	Total	Level 1	Level 2	Level 3

Cash (1)	$76,947	$76,947	-	-
Total cash equivalents as of June 30, 2011	$76,947	$76,947	$-	$-

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

OXYSURE® SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2011
(Unaudited)

The following presents total revenue by geographic region for the three month period ended June 30, 2011, and for the year ended December 31, 2010:

	Three Months Ended June 30,	Year Ended December 31,
	2011	2010
Revenues:
United States - product sales	$24,083	$111,177
ROW - product sales	15,835	19,836
South Africa - license fees	-	225,000
Total revenues	$39,918.43	$356,013

NOTE 15 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $12,735,715 and $11,898,260 at June 30, 2011 and December 31, 2011, respectively, and stockholders’ deficit of $(2,781,836) and $(2,325,967) as of June 30, 2011 and December 31, 2011, respectively. The Company requires substantial additional funds to manufacture and commercialize our products. Management is actively seeking additional sources of equity and/or debt financing; however, there is no assurance that any additional funding will be available.

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

OXYSURE SYSTEMS, Inc.

DATED: October 26, 2011	By:	/s/ Julian T. Ross
Name: Julian T. Ross
Title: President and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)