Form 10-Q
period 2011-09-30
OxySure Systems Inc
filed 2011-11-21
CIK 1413797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-159402

OXYSURE SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	71-0960725
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

10880 John W. Elliott Drive, Suite 600, Frisco, TX  75033
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

As of November 21, 2011, the number of shares of common stock outstanding was 15,967,563.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
OXYSURE SYSTEMS INC.
BALANCE SHEETS

	September 30, 2011	December 31, 2010 (Restated)
	Unaudited
ASSETS
Current assets
Cash and cash equivalents	$761	$39,887
Accounts receivable, net of allowances for sales returns and allowance for doubtful accounts	16,859	349
Inventories	254,281	227,692
Prepaid expenses and other current assets	91,098	40,666
Total current assets	362,999	308,594

Property and equipment, net	173,572	304,737
Intangible assets, net	452,610	473,703
Other assets	13,132	13,132

TOTAL ASSETS	$1,002,312	$1,100,166

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$372,817	$388,937
Capital leases - current	307,989	332,640
Notes payable - current	2,722,734	908,514
Deferred revenue	294,835	255,655
Total current liabilities	3,698,375	1,885,745

Long-term liabilities
Capital leases	$25,741	$25,741
Notes payable	245,887	1,514,646
Total long-term liabilities	271,628	1,540,387

TOTAL LIABILITIES	3,970,003	3,426,132

COMMITMENTS AND CONTINGENCY (NOTE 9)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.0005 per share; 25,000,000 shares authorized;
3,126,434 Series A convertible preferred shares issued and outstanding as of September 30, 2011 and December 31, 2010.	1,563	1,563

Common stock, par value $0.0004 per share; 100,000,000 shares authorized;
15,967,563 Shares of voting common stock issued and outstanding as of September 30, 2011 and 15,724,816 shares issued and outstanding as of December 31, 2010.	6,427	6,290
Additional Paid-in Capital	10,121,696	9,564,440
Accumulated deficit	(13,097,377)	(11,898,260)

TOTAL STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME	(2,967,691)	(2,325,967)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,002,312	$1,100,166

The accompanying notes are an integral part of these Financial Statements.

OXYSURE SYSTEMS INC.
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010

Revenues, net	$21,505	$53,835	$120,055	$329,919
Cost of goods sold	10,312	29,869	69,811	55,327
Gross profit	11,194	23,966	50,244	274,593

Operating expenses
Selling, general and administrative	320,659	440,297	871,204	1,286,652
Loss from operating expenses	(309,465)	(416,331)	(820,960)	(1,012,060)

Other income (expenses)
Other income (expense)	85,111	2,999	118,861	6,046
Interest expense	(137,309)	(106,770)	(497,019)	(290,961)
Total other income (expenses)	(52,198)	(103,770)	(378,158)	(284,915)

Net loss	(361,663)	(520,101)	(1,199,117)	(1,296,974)

Accumulated deficit - beginning of the period	$(12,735,715)	$(11,096,176)	$(11,898,260)	$(10,319,303)
Prior period adjustments	-	-	-	-

Accumulated deficit - end of the period	$(13,097,377)	$(11,616,277)	$(13,097,377)	$(11,616,277)

Basic net income (loss) per common share	$(0.02)	$(0.03)	$(0.08)	$(0.08)
Diluted net income (loss) per common share	$(0.02)	$(0.03)	$(0.08)	$(0.08)

Weighted average common shares outstanding:
Basic	15,846,347	15,724,816	15,775,403	15,724,816
Diluted	15,846,347	15,724,816	15,775,403	15,724,816

The accompanying notes are an integral part of these Financial Statements.

OXYSURE SYSTEMS INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,199,117)	$(1,296,974)
Adjustments to reconcile net income to net cash used in operating activities
Depreciation	132,693	169,670
Amortization of intangible assets	22,324	22,174
Impairment of intangible assets	-	-
Amortization of debt discount and warrant fair values related to convertible notes	443,652	243,691
Amortization of other assets	6,620	-
Prior period adjustment	-	-
Changes in Deferred Rent	(13,072)	(10,036)
Issuance of common stock options to employees as compensation	72,944	77,213
Issuance of common stock options and warrants in exchange for services	32,023	-
Changes in current assets and liabilities
Accounts receivable	(16,510)	10,994
Inventory	(26,589)	(75,604)
Prepaid expenses and other current assets	(50,488)	56
Accounts payable and accrued liabilities	(15,130)	216,071
Deferred revenue	39,180	140,791

NET CASH USED IN OPERATING ACTIVITIES	(571,470)	(501,954)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of intangible assets	(1,231)	(645)
Other assets	-	(65)
Purchases of property and equipment	(1,528)	(2,390)

NET CASH USED IN INVESTING ACTIVITIES	(2,759)	(3,100)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan proceeds	538,844	213,536
Payment of capital leases	(24,651)	(35,423)
Notes issued for customer incentives	-	270,000
Issuance of Common Stock	-	-
Proceeds from exercise of common stock options and warrants	20,910	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	535,103	448,113

Net increase (decrease) in cash and cash equivalents	(39,126)	(56,940)

Cash and cash equivalents, at beginning of period	39,887	73,077

Cash and cash equivalents, at end of period	$761	$16,137

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,347	$8,529
Income taxes	$-	$-

Supplemental non-cash investing and financing activities:
Promissory subordinated convertible notes issued in connection with rent satisfaction agreements	$200,100	$-
Promissory subordinated convertible note issued in connection with distribution agreement and licensing agreement	$-	$270,000
Issuance of common stock warrants in connection with convertible loans	$431,516	$150,119

The accompanying notes are an integral part of these Financial Statements.

OXYSURE® SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
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

Deferred Revenue and Income - The Company defers revenue and income when the Company invoices a customer or a customer makes a payment and the requirements of revenue recognition have not been met (i.e. persuasive evidence of an arrangement exists, shipment from a company warehouse has occurred, the price is fixed or determinable and collectability is reasonably assured). Deferred Revenue was $294,835 and $140,791 for the three month periods ended September 30, 2011 and 2010, respectively.

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

Property and Equipment – Property and equipment are recorded at cost with depreciation and amortization provided over the shorter of the remaining lease term or the estimated useful life of the improvement ranging from three to seven years. Renewals and betterments that materially extend the life of an asset are capitalized. Expenditures for maintenance and repairs are charged to expense when incurred. Furniture and fixtures are depreciated over five years. Machinery and equipments are depreciated over five to seven years. Software is depreciated over three years.  Leasehold improvements are computed using the shorter of the estimated useful lives of the assets or the lease terms.  Depreciation expense was $44,076 and $47,075 for the three month periods ended September 30, 2011 and 2010 respectively.

Other Long-Lived Assets – The Company has two types of intangible assets – patents and trademarks.  Intangible assets are carried at cost, net of accumulated amortization.  Amortization expense for patents and trademarks was $7,442 and $7,391 for the three month periods ended September 30, 2011 and 2010, respectively.

Intangible assets with definite useful lives and other long-lived assets are tested for impairment if certain impairment indicators are identified.  Management evaluates the recoverability of its identifiable intangible assets in accordance with applicable accounting guidance, which requires the assessment of these assets for recoverability when events or circumstances indicate a potential impairment exists. Certain events and circumstances the Company considered in determining whether the carrying value of identifiable intangible assets may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; and changes in its business strategy.  In determining if impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of these assets.  If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Impairment charges for patents were $0 for the three month periods ended September 30, 2011 and 2010.

Other Assets – The Company records Other Assets net of accumulated amortization. Amortization expense for Other Assets was $0 for each of the three month periods ended September 30, 2011 and 2010.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Research and Development Costs – Costs associated with the development of the Company’s products are charged to expense as incurred.  $60 and $1,153 were incurred in the three month periods ended September 30, 2011 and 2010, respectively.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The expected term is based on the observed and expected time to exercise and post-vesting cancellations of options by employees.  Upon the adoption of the accounting guidance, the Company continued to use historical volatility in deriving its expected volatility assumption as allowed under GAAP because it believes that future volatility over the expected term of the stock options is not likely to differ materially from the past. The risk-free interest rate assumption is based on 5-year U.S Treasury zero-coupon rates appropriate for the expected term of the stock options.  The expected dividend assumption is based on the history and expectation of dividend payouts.  The fair values generated by the Black-Scholes model may not be indicative of the actual fair values of the equity awards, as the Company does not consider other factors important to those awards to employees, such as continued employment, periodic vesting requirements and limited transferability.  The amount of stock based compensation expenses is net of an estimated forfeiture rate, which is also based on historical data. For the three month periods ended September 30, 2011 and 2010, stock based compensation expense was approximately $31,474 and $28,955 respectively, which consisted primarily of stock-based compensation expense related to stock options issued to the employees and recognized under GAAP.

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees. In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services to be provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined. The Company recognizes this expense over the period in which the services are provided. For the three month periods ended September 30, 2011 and 2010, stock based compensation expense was approximately $0 for both periods, which consisted primarily of stock-based compensation expense related to stock options and warrants recognized under GAAP issued to consultants and other non-employees.

The following table shows the components of the Company’s stock based compensation expense for employees, consultants and other non-employees:

	Three months ended September 30,
	2011	2010

Common Stock options issued for compensation	31,474	28,955
Common Stock options and warrants issued for services	-	-

Total	31,474	28,955

Shipping and Handling Costs - Shipping and handling charges to customers are included in net revenues, and the associated costs incurred are recorded in cost of revenues.

Advertising Costs - Advertising costs are charged to operations when incurred.  The Company incurred $2,103 and $4,263 in advertising and promotion costs during the three month periods ended September 30, 2011 and 2010, respectively.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share follows:

	Three months ended September 30,
	2011	2010
Historical net loss per share:

Numerator
Net loss, as reported	$(361,663)	$(520,101)
Less: Effect of amortization of interest expense on convertible notes	-	-
Net loss attributed to common stockholders (diluted)	$(361,663)	$(520,101)

Denominator
Weighted-average common shares outstanding	15,846,347	15,724,816
Effect of dilutive securities	-	-
Denominator for diluted net loss per share	15,846,347	15,724,816
Basic and diluted net loss per share	$(0.02)	$(0.03)

The following outstanding options, warrants, convertible preferred shares and convertible note shares were excluded from the computation of basic and diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect.

	Three months ended September 30,
	2011	2010

Options to purchase common stock	1,964,354	2,321,994
Warrants to purchase common stock	2,821,983	2,535,764
Common shares issuable upon conversion of convertible preferred stock	3,814,249	3,814,249
Convertible note shares outstanding	2,452,502	1,724,605

Restatements and Reclassifications - Certain financial statement items have been restated to conform to the current periods’ presentation.  These reclassifications had no impact on previously reported net loss.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board, or FASB, issued guidance regarding the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance will not have a material impact on our financial statements.

In May 2011 the FASB issued additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance will not have a material impact on our financial statements.

In September 2011 the FASB issued new accounting guidance intended to simplify goodwill impairment testing. Entities will be allowed to perform a qualitative assessment on goodwill impairment to determine whether a quantitative assessment is necessary. This guidance is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this guidance will not have a material impact on our financial statements.

NOTE 2 – BALANCE SHEET COMPONENTS

	September 30,	December 31,
	2011	2010

Cash and cash equivalents:
Cash	761	39,887
Total cash and cash equivalents	$761	$39,887

Inventories:
Total inventories	$254,281	$227,692

Accounts Receivable, net of allowances	$16,859	$349

Property and equipment, net:
Machinery and equipment	919,736	919,736
Leasehold improvements	547,856	547,856
Computer equipment and furniture and fixtures	201,826	200,487
Software	10,879	10,690
	1,680,297	1,678,769
Accumulated depreciation and amortization	(1,506,725)	(1,374,032)
Total property and equipment, net	$173,571	$304,736

Accounts payable and accrued expenses:
Leasehold Improvement Allowance	65,291	114,260
Accounts payable	134,235	127,167
Accrued interest	134,427	90,027
Other accrued liabilities	38,864	57,483
Total accounts payable and accrued expenses	$372,817	$388,937

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

NOTE 3 – INTANGIBLE ASSETS (CONTINUED)

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with applicable accounting guidance. Impairment charges for patents were $0 for each of the three month periods ended September 30, 2011 and 2010.

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

The carrying values of the Company’s amortized acquired intangible assets as of the September 30, 2011 are as follows:

	September 30, 2011
	Gross	Accumulated Amortization and write off	Net

Patents	$610,518	$(198,924)	$411,594
Trademarks	$45,723	$(4,707)	$41,016
	$656,241	$(203,631)	$452,610

Of the net amount of $452,610 in intangible assets as of September 30, 2011, approximately 90.9% is in patents and 9.1% is in trademarks.  Included in the $656,241 gross amount for patents and trademarks is $157,000 acquired from entities controlled by the founder of the Company in January 2004. The remaining $499,241 represents amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of patent and trademark applications.

NOTE 4 – NOTES PAYABLE

The Company has issued warrants for the purchase of shares of the Company’s restricted common stock in connection with raising equity and debt financing and for other professional services.  The fair value of warrants issued is determined in accordance with Codification topic 470-20.

NOTE 4 – NOTES PAYABLE (CONTINUED)

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

The renewed note requires varying annual principal payments through December 2015. The note is non-interest bearing; however, interest has been imputed at 12.34% per annum. The unamortized discount at September 30, 2011 was $59,578. The face value of the renewed note is $213,000. Therefore, the net amount of the note as at September 30, 2011 was $153,422.

Future principal payments of this note payable are as follows:
2011	$26,000
2012	39,000
2013	44,000
2014	52,000
2015	52,000
$213,000

Agave/JTR Subordinated, Convertible Notes  During March 2008, the Company completed a $1 million financing package consisting of a promissory note for $750,000 (“First Note”) and a promissory note with a draw down provision for $250,000 (“Second Note”) (collectively, the “Notes”). The Notes are subordinated notes and are due and payable on the earlier of (i) completion of the next financing round completed by the Company or (ii) one year after the Notes are issued. In March 2009 the First Note and the Second Note were modified by extending the maturity date in each case to April 15, 2010. On December 31, 2009, the First Note and the Second Note were further modified by extending the maturity date in each case to April 15, 2011.  In August 2010, the First Note and the Second Note were further modified by extending the maturity date in each case to April 15, 2012. On November 14, 2011, the First Note and the Second Note were further modified by extending the maturity date in each case to April 15, 2013. The holder of the First Note is Agave Resources, LLC (“Agave”), and the President of Agave is Donald Reed, one of the Company’s Directors.  In connection with the First Note, Agave was also issued penny warrants to purchase 350,000 shares of common stock on April 15, 2008.  The warrants are immediately exercisable and expire on April 15, 2013.  The holder of the Second Note is JTR Investments, Limited (“JTR”) a company controlled by Julian T. Ross, the Company’s President and Chief Financial Officer.

As at December 31, 2008 the amount outstanding on the Second Note was $250,000.  In connection with the Second Note, JTR was also issued penny warrants to purchase 116,667 shares of common stock on December 31, 2008.  Both Notes are non-interest bearing.  The basis for issuing penny warrants in connection with the First Note and the Second Note include, but are not limited to, the fact that no interest is payable on the Notes, the Company’s ability to attract new investment at the time, market conditions and other factors.  Given these factors, the Board of Directors has deemed the terms of these transactions to be fair.  No third party fairness opinion was obtained in relation to these transactions.

NOTE 4 – NOTES PAYABLE (CONTINUED)

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

In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from the First Note were allocated based on the relative fair value of the note without the warrant issued in conjunction with the note and of the warrant itself at the time of issuance. The Company recorded the relative fair value of the warrant issued to Agave in the amount of $346,936 as a debt discount upon issuance, and amortized this debt discount as interest expense over the life of the note.  Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental intrinsic value benefit of $96,936, at the time of issuance provided to the holder of the note, which was also amortized as interest expense over the life of the note. The Company recorded no interest expense for the three months ended September 30, 2011 and 2010 in connection with the First Note.

The Company recorded the relative fair value of the warrant issued to JTR in connection with the Second Note in the amount of $115,857 as a debt discount upon issuance, and expensed this amount as interest expense upon issuance.  Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental intrinsic value benefit of $32,254, at the time of issuance provided to the holder of the note, which was also expensed as interest expense upon issuance. The Company recorded no interest expense for the three months ended September 30, 2011 and 2010 in connection with the JTR Second Note.

JTR Senior, Convertible Note. In July, 2008, JTR agreed to provide the Company with additional working capital to fund continuing operations (the “Senior Note Interim Funding”).  On November 1, 2008 the Board agreed with JTR on the terms of a loan with a draw down provision of up to a maximum of $750,000.  This maximum amount was subsequently increased to $2,000,000 on March 30, 2011. This is a Senior Note (all the tranches under this facility, collectively, the “Senior Note”) with no interest payable.  All amounts advanced by JTR during the Senior Note Interim Funding are draw downs on the Senior Note.  In connection with the Senior Note, the Company will issue .47 penny warrants for every dollar drawn under this facility.  As of September 30, 2011, the outstanding balance under the Senior Note was $1,067,506.  As of September 30, 2011 the number of penny warrants issued to JTR pursuant to the Senior Note was 551,503.  The basis for issuing penny warrants in connection with the Senior Note include, but are not limited to, the fact that no interest is payable on the note, the Company’s ability to attract new investment at the time, market conditions, the terms previously agreed to in connection with the First Note and Second Note, and other factors.  Given these factors, the Board of Directors has deemed the terms of this transaction to be fair.  No third party fairness opinion was obtained in relation to this transaction.

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

NOTE 4 – NOTES PAYABLE (CONTINUED)

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

In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from the Senior Note were allocated based on the relative fair values of the notes without the warrants issued in conjunction with the notes and of the warrants themselves at the time of issuance.  As of September 30, 2011 the Company recorded the relative fair values of the warrants issued to JTR in connection with the Senior Note in the amount of $546,477 as a debt discount upon each issuance, and expensed each debt discount as interest expense upon issuance.  Additionally, as a result of issuing the warrants with the convertible promissory notes, a beneficial conversion option was recorded as a debt discount on each note reflecting the incremental intrinsic value benefit totaling $162,842, at the time of each issuance provided to JTR in connection with the Senior Note up to an including September 30, 2011. The debt discount for each issuance under the Senior Note is expensed as interest expense upon issuance. The Company recorded interest expenses in the amounts of $44,411 and $26,606 for the three months ended September 30, 2011 and September 30, 2010, respectively, in connection with the Senior Note.

Alcedo Subordinated, Convertible Note.  On December 10, 2009 the Company entered into a Note Purchase Agreement with the Tony & Judy Alcedo Family Trust (“Alcedo Trust”). The Company received $100,000 in cash from the Alcedo Trust, in exchange for a Subordinated Convertible Note with a face amount of $100,000 (the “Alcedo Note”). The Alcedo Note bears interest at a rate of 16% per annum, and originally matured on September 6, 2010. The maturity date was subsequently modified to December 16, 2011. As of September 30, 2011 the total interest accrued under the Alcedo Note was $28,933.  The Alcedo Note is convertible into the common stock, at the option of the Company on or before December 16, 2011, at a conversion price of $1.00 per share, in accordance with the following:

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

In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from the Alcedo Note were allocated based on the relative fair values of the notes without the warrants issued in conjunction with the notes and of the warrants themselves at the time of issuance. The Company recorded the relative fair value of the warrant issued to Alcedo in the amount of $25,535 as a debt discount upon issuance, and amortized this debt discount as interest expense over the life of the note.  Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $0, at the time of issuance provided to the holder of the note. The Company recorded interest expenses in the amounts of $0 and $6,526 for the three months ended September 30, 2011 and September 30, 2010, respectively, in connection with the Alcedo Note.

NOTE 4 – NOTES PAYABLE (CONTINUED)

Afritex Subordinated, Convertible Note.  On March 26, 2010 (“Afritex Note Effective Date”) the Company issued a Subordinated Convertible Note (the “Afritex Note”) to Afritex Medical Products (Pty) Ltd., a South African company, in which the Company’s President is also a beneficial shareholder and member of its Board of Directors (“Afritex”). The Afritex Note was issued in connection with a certain licensing agreement and a distribution agreement, both entered into between the Company and Afritex on March 26, 2010.  The Afritex Note has a face amount of $270,000 and bears interest at a rate of 16% per annum, and matures 630 days (as amended) subsequent to the Afritex Note Effective Date.  As at September 30, 2011 the total interest accrued under the Afritex Note was $65,400.

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

In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from the Afritex Note were allocated based on the relative fair values of the notes without the warrants issued in conjunction with the notes and of the warrants themselves at the time of issuance. The Company recorded the relative fair value of the warrant issued to Afritex in the amount of $70,267 as a debt discount upon issuance, and amortized this debt discount as interest expense over the life of the note.  Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $0, at the time of issuance provided to the holder of the note. The Company recorded interest expense in the amounts of $0 and $23,422 for the three months ended September 30, 2011 and September 30, 2010, respectively, in connection with the Afritex Note.

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

NOTE 4 – NOTES PAYABLE (CONTINUED)

In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from the First Landlord Note and the Second Landlord Note were allocated based on the relative fair values of the notes without the warrants issued in conjunction with the notes and of the warrants themselves at the time of issuance. The Company recorded the relative fair value of the warrant issued to First Landlord Note in the amount of $80,521 as a debt discount upon issuance, and amortized this debt discount as interest expense over the life of the note.  Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $44,479, at the time of issuance provided to the holder of the note, which was also amortized as interest expense over the life of the note. The Company recorded interest expense in the amounts of $15,625 and $15,625 for the three months ended September 30, 2011 and September 30, 2010, respectively, in connection with the First Landlord Note. The Company recorded the relative fair value of the warrant issued to Second Landlord Note in the amount of $81,428 as a debt discount upon issuance, and amortized this debt discount as interest expense over the life of the note.  Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $39,292, at the time of issuance provided to the holder of the note, which was also amortized as interest expense over the life of the note. The Company recorded interest expense in the amounts of $15,090 and $15,090 for the three months ended September 30, 2011 and September 30, 2010, respectively, in connection with the Second Landlord Note.

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

NOTE 4 – NOTES PAYABLE (CONTINUED)

In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from the Third Landlord Note and the Fourth Landlord Note were allocated based on the relative fair values of the notes without the warrants issued in conjunction with the notes and of the warrants themselves at the time of issuance. The Company recorded the relative fair value of the warrant issued to Third Landlord Note in the amount of $70,853 as a debt discount upon issuance, and amortized this debt discount as interest expense over the life of the note.  Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $39,147, at the time of issuance provided to the holder of the note, which was also amortized as interest expense over the life of the note. The Company recorded interest expense in the amounts of $15,000 and $0 for the three months ended September 30, 2011 and September 30, 2010, respectively in connection with the Third Landlord Note.  The Company recorded the relative fair value of the warrant issued to Fourth Landlord Note in the amount of $71,314 as a debt discount upon issuance, and amortized this debt discount as interest expense over the life of the note.  Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $34,409, at the time of issuance provided to the holder of the note, which was also amortized as interest expense over the life of the note. The Company recorded interest expense in the amounts of $14,417 and $0 for the three months ended September 30, 2011 and September 30, 2010 in connection with the Fourth Landlord Note.

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

Maturity Date – Each of the Fifth Landlord Note and the Sixth Landlord Note has a maturity date of June 30, 2013.

The Company also issued Sinacola with 65,000 penny warrants pursuant to the 2011 RSA (the “2011 Landlord Warrant”).  The 2011 Landlord Warrant is convertible into 65,000 shares of the Company’s common stock, and is exercisable in whole or in part at any time on or before March 23, 2016 at an exercise price of $.01 per share.

NOTE 4 – NOTES PAYABLE (CONTINUED)

In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from the Fifth Landlord Note and the Sixth Landlord Note were allocated based on the relative fair values of the notes without the warrants issued in conjunction with the notes and of the warrants themselves at the time of issuance. The Company recorded the relative fair value of the warrant issued to Fifth Landlord Note in the amount of $32,207 as a debt discount upon issuance, and amortized this debt discount as interest expense over the life of the note.  Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $17,793, at the time of issuance provided to the holder of the note, which was also amortized as interest expense over the life of the note. The Company recorded interest expense in the amounts of $6,250 and $0 for the three months ended September 30, 2011 and September 30, 2010, respectively in connection with the Fifth Landlord Note.  The Company recorded the relative fair value of the warrant issued to Sixth Landlord Note in the amount of $32,207 as a debt discount upon issuance, and amortized this debt discount as interest expense over the life of the note.  Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $15,540, at the time of issuance provided to the holder of the note, which was also amortized as interest expense over the life of the note. The Company recorded interest expense in the amounts of $5,968 and $0 for the three months ended September 30, 2011 and September 30, 2010 in connection with the Sixth Landlord Note.

Seventh Landlord Note; Eighth Landlord Note:

On August 15, 2011 the Company entered into a rent satisfaction agreement (the “Second 2011 RSA”) with its landlord, Sinacola Commercial Properties, Ltd. (“Sinacola”). In terms of the Second 2011 RSA, certain of the Company’s rent obligations for the period July 1, 2011 through December 31, 2011 under its lease agreement, including base rent and deferred rent, are satisfied in full.

The Company issued Sinacola two Promissory Notes pursuant to the Second 2011 RSA, as follows:

Seventh Landlord Note:  The first note (the “Seventh Landlord Note”) is a subordinated convertible note in the principal amount of $50,050. The Fifth Landlord Note carries no interest and is convertible, at Sinacola’s option, into the common stock of the Company at an exercise price of $1.00 per common share on the maturity date.

Eighth Landlord Note:  The second note (the “Eighth Landlord Note”) is a subordinated convertible note in the principal amount of $50,050. The Eighth Landlord Note carries no interest and is convertible into the common stock of the Company at an exercise price of $1.50 per common share on the maturity date.  However, if the common stock has traded at $1.50 or above for four (4) consecutive weeks on a nationally recognized market (based on daily closing prices) then the Sixth Landlord Note is convertible at the Company’s option.

Maturity Date – Each of the Seventh Landlord Note and the Eighth Landlord Note has a maturity date of November 30, 2013.

The Company also issued Sinacola with 65,065 penny warrants pursuant to the Second 2011 RSA (the “Second 2011 Landlord Warrant”).  The Second 2011 Landlord Warrant is convertible into 65,065 shares of the Company’s common stock, and is exercisable in whole or in part at any time on or before August 15, 2016 at an exercise price of $.01 per share.

NOTE 4 – NOTES PAYABLE (CONTINUED)

In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from the Seventh Landlord Note and the Eighth Landlord Note were allocated based on the relative fair values of the notes without the warrants issued in conjunction with the notes and of the warrants themselves at the time of issuance. The Company recorded the relative fair value of the warrant issued to Seventh Landlord Note in the amount of $32,223 as a debt discount upon issuance, and amortizes this debt discount as interest expense over the life of the note.  Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $17,827, at the time of issuance provided to the holder of the note, which was also amortized as interest expense over the life of the note. The Company recorded interest expense in the amounts of $910 and $0 for the three months ended September 30, 2011 and September 30, 2010, respectively in connection with the Seventh Landlord Note.  The Company recorded the relative fair value of the warrant issued to Eighth Landlord Note in the amount of $32,223 as a debt discount upon issuance, and amortizes this debt discount as interest expense over the life of the note.  Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $15,540, at the time of issuance provided to the holder of the note, which is also amortized as interest expense over the life of the note. The Company recorded interest expense in the amounts of $868 and $0 for the three months ended September 30, 2011 and September 30, 2010 in connection with the Eighth Landlord Note.

NOTE 4 – NOTES PAYABLE (CONTINUED)

The following table reflects the carrying values of the Company’s short-term and long-term notes payable as of September 30, 2011:
	Effective Interest Rate	Principal	Discount	September 30, 2011

Current notes payable
JTR, Senior Note	0.02%	$1,067,506	$-	$1,067,506
Agave, First Note	0.00%	750,000	-	750,000
JTR, Second Note	0.00%	250,000	-	250,000
Alcedo Note	16.00%	100,000	-	100,000
Afritex Note	16.00%	270,000	-	270,000
Sinacola, First Landlord Note	50.00%	125,000	11,979	113,021
Sinacola, Second Landlord Note	47.75%	126,407	11,569	114,838
Frisco EDC	12.34%	39,240	6,621	32,619
Related Party Loans	0.00%	24,750	-	24,750

Total short-term notes payable		$2,752,903	$30,169	$2,722,734

Long-term notes payable
Sinacola, Third Landlord Note	54.55%	$110,000	$65,000	$45,000
Sinacola, Fourth Landlord Note	52.09%	110,715	62,472	48,244
Sinacola, Fifth Landlord Note	50.00%	50,000	36,944	13,056
Sinacola, Sixth Landlord Note	47.75%	50,000	35,280	14,720
Sinacola, Seventh Landlord Note	43.64%	50,050	49,140	910
Sinacola, Eighth Landlord Note	41.64%	50,050	46,894	3,156
Frisco EDC	12.34%	173,760	52,958	120,802

Total long-term notes payable		$594,575	$348,689	$245,887
Total short-term and long-term notes payable		$3,347,478	$378,858	$2,968,621

NOTE 4 – NOTES PAYABLE (CONTINUED)

The following table summarizes our outstanding notes payable as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010

Current portion of notes payable	$57,369	$129,185
Current portion of convertible notes payable	2,665,365	779,329
Current portion of notes payable, net	$2,722,734	$908,514

Long-term portion of notes payable	$173,760	$131,585
Less: Unamortized discount	(52,958)	(44,782)
	120,802	86,803

Long-term portion of convertible notes payable	$420,816	$1,643,566
Less: Unamortized discount	(295,730)	(215,723)
	125,085	1,427,843

Long-term portion of notes payable, net	$245,887	$1,514,646

 NOTE 5 - SHAREHOLDERS’ EQUITY

Preferred Shares Rights

On December 31, 2005, the Company’s Board of Directors adopted a Preferred Shares Rights Agreement (the “Original Rights Agreement”).   Pursuant to the Agreement, the Board authorized the issuance of up to 5,000,000 shares of preferred stock, par value $0.0005 per share. As of December 31, 2005, the Company had authorized the issuance of 2,000,000 shares of preferred stock designated as Series A Convertible Preferred Stock (“Series A Preferred”). On March 22, 2006 the Company authorized an increase in the issuance of the Series A Preferred to 3,100,000 shares of preferred stock. On July 2, 2008 the Company further authorized an increase in the issuance of the Series A Preferred to 3,143,237 shares of preferred stock. As of September 30, 2011 there were 3,126,434 Series A Preferred shares issued and outstanding. The original issue price of the Series A Preferred is $1.00 per share.

During the three months ended September 30, 2011 the Company did not issue any shares of the Series A Preferred. As at September 30, 2011 the Company had 3,126,434 shares of Series A Preferred Stock issued and outstanding.

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

During the three months ended September 30, 2011, the Company issued 210,997 shares for warrants exercised for proceeds of $2,110.  As of September 30, 2011 the Company had 15,967,563 shares of Common Stock issued and outstanding.

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

Stock Options

The following table summarizes information about the number and weighted average of the options that were forfeited or expired under the Plan as at September 30, 2011:

	Employee		Non-Employee
		Weighted		Weighted
	Number	Average	Number	Average	Combined
	Of	Exercise	Of	Exercise	Total
	Options	Price	Options	Price	Options
Outstanding at June 30, 2011	1,998,924	0.53	65,430	0.96	2,064,354
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited/Cancelled	(100,000)	1.00	-	-	(100,000)
Outstanding at September 30, 2011	1,898,924	0.51	65,430	0.96	1,964,354

NOTE 6 - STOCK OPTIONS AND WARRANTS (CONTINUED)

We used the following assumptions to estimate the fair value of options granted under the Plan for the three months ended September 30, 2011 and 2010:

	For the three months ended September 30,
	2011	2010

Risk-free interest rate (weighted average)	0.96%	1.27%
Expected volatility (weighted average)	22%	20%
Expected term (in years)	5	5
Expected dividend yield	0.00%	0.00%

Risk-Free Interest Rate	The risk-free interest rate assumption was based on U.S. Treasury instruments with a term that is consistent with the expected term of our stock options.
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

As of September 30, 2011, there were unrecognized compensation costs of approximately $46,629 related to non-vested stock option awards granted after April 2004 that will be recognized on a straight-line basis over the weighted average remaining vesting period of 0.29 years.

Stock compensation cost, using the graded vesting attribute method in accordance with Codification topic 718, is recognized over the requisite service period, generally 5 years, during which each tranche (one fifth) of shares is earned (zero, one, two, three, and four years).  The value of each tranche is amortized on a straight-line basis.  For the three months ended September 30, 2011, stock based compensation expense was approximately $31,474, which consisted primarily of stock-based compensation expense related to stock options recognized under GAAP issued to employees.  For the three months ended September 30, 2011, there were no options exercised.

NOTE 6 - STOCK OPTIONS AND WARRANTS (CONTINUED)

Warrants.

The following table summarizes the Company’s warrant activities for the three months ended September 30, 2011:

		Weighted
	Number	Average
	Of	Exercise
	Warrants	Price
Outstanding at June 30, 2011	2,932,909	$0.47
Granted	100,071	$0.01
Exercised	(210,997)	$0.01
Forfeited/Cancelled	-	-
Outstanding at September 30, 2011	2,821,983	$0.48

NOTE 7 – INCOME TAXES

No content available.

NOTE 8 – LICENSE AND SERVICE AGREEMENTS

No content available.

NOTE 9 – COMMITMENTS AND CONTINGENCY

Leases

Operating Lease – The Company leases its office and manufacturing space under an operating lease that includes fixed annual increases and expires in September 2012. Total rent expense was $28,932 and $28,932 for the three months ended September 30, 2011 and 2010, respectively.

Capital lease –The Company leases certain of equipments under capital lease agreements that expire at various dates through 2012. Total Capital lease obligations were $333,730 and $337,670 as at September 30, 2011 and December 31, 2010, respectively.

Legal Proceedings

The Company is subject to litigation in the normal course of business, none of which management believes will have a material adverse effect on the Company’s financial statements. As of September 30, 2011 the Company was not a party to any litigation matters.

NOTE 9 – COMMITMENTS AND CONTINGENCY (CONTINUED)

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

NOTE 10 – RELATED PARTY TRANSACTIONS

As discussed in Note 4, “Notes Payable” several of the notes payable are entered among related parties.

A summary of the related party financings and notes as at September 30, 2011 is as follows:

	First Note	Second Note	Senior Note		Afritex Note	Other
Holder	Agave Resources, LLC(1)	JTR Investments, Limited(2)	JTR Investments, Limited(2)		Afritex Medical Products (Pty) Limited(4)	Related Party
Amount	$750,000	$250,000	$1,067,506	(3)	$270,000	$24,750
Stated interest rate	0%	0%	0%		16%	0%
Maturity	April 15, 2012	April 15, 2012	April 15, 2012: $422,850(3) Current: $644,656		December 16, 2011	Current
Warrants issued (Please see Note 6 – “Stock Options & Warrants” for warrant details	350,000	116,667	551,503		270,000	0

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

NOTE 10 – RELATED PARTY TRANSACTIONS (CONTINUED)

(4) Afritex Medical Products is a South African distributor of the Company. The as-amended maturity date of the Afritex Note is December 16, 2011. Mr. Ross, the Company’s President and CFO is also a beneficial owner and a director of Afritex.

Other than related parties Notes and the Senior Notes discussed in Note 4, “Notes Payable”, of Notes to Financial Statements, the Company received additional $24,750 (net of repayments) in advances from related parties as of September 30, 2011.

As the related parties offered non-interest bearing notes payable to the Company, the Company issued various warrants to its related parties; please refer to Note 4, “Notes Payable” for detail.

NOTE 11 – NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of net basic and diluted net income (loss) per share:

	Three months ended September 30,
	2011	2010

Historical net loss per share:

Net income (loss)	$(361,663)	$(520,101)
Shares used in computing basic per share amounts (weighted average)	15,846,347	15,724,816
Net income (loss) per share:
Basic and Diluted	$(0.02)	$(0.03)

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

NOTE 12 – FAIR VALUE MEASUREMENTS (CONTINUED)

Level 3 — Unobservable inputs to the valuation methodology that is significant to the measurement of fair value of assets or liabilities.

Assets Measured at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis which were comprised of the following types of instruments as of September 30, 2011:

	Total	Level 1	Level 2	Level 3

Cash (1)	$761	$761	-	-
Total cash equivalents as of September 30, 2011	$761	$761	$-	$-

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

NOTE 14 – SEGMENT INFORMATION (CONTINUED)

The following presents total revenue by geographic region for the three month periods ended September 30, 2011 and 2010:

	Three Months Ended September 30,
	2011	2010

Revenues:
United States - product sales	$21,505	$33,999
ROW - product sales	-	19,836
Total revenues	$21,505	$53,835

NOTE 15 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $13,097,377 and $11,898,260 at September 30, 2011 and December 31, 2010, respectively, and stockholders’ deficit of $2,967,691 and $2,325,967 as of September 30, 2011 and December 31, 2010, respectively. The Company requires substantial additional funds to manufacture and commercialize our products. Management is actively seeking additional sources of equity and/or debt financing; however, there is no assurance that any additional funding will be available.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying September 30, 2011 balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, to maintain present financing, and to generate cash from future operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 16 - SUBSEQUENT EVENTS

Afritex Note conversion:  On October 13, 2011, the Company received a conversion notice (the “Afritex Conversion Notice”) from Afritex Medical Products (Pty) Ltd. (“Afritex”), converting the entire principal and accrued interest of a convertible note issued to Afritex into common stock.

The Company is the issuer of that certain subordinated convertible note dated March 26, 2010 (“Afritex Note”) in favor of Afritex (please see Note 4, “Notes Payable”). In terms of the Afritex Conversion Notice received by the Company, Afritex irrevocably exercised its option to convert $335,880 of the principal amount and accrued but unpaid interest outstanding under the Afritex Note into 335,880 conversion shares in accordance with the terms of the Afritex Note.

NOTE 16 - SUBSEQUENT EVENTS (CONTINUED)

Alcedo Note conversion: On October 27, 2011, the Company issued a conversion notice (the “Alcedo Conversion Notice”) to the Tony & Judy Alcedo Family Trust (“Alcedo”), converting the entire principal and accrued interest of a convertible note issued to Alcedo into common stock.

The Company is the issuer of that certain subordinated convertible note dated December 10, 2009 (“Alcedo Note”) in favor of Alcedo (please see Note 4, “Notes Payable”). In terms of the Alcedo Conversion Notice issued by the Company, the Company irrevocably exercised its option to convert $130,089 of the principal amount and accrued but unpaid interest outstanding under the Alcedo Note into 130,089 conversion shares in accordance with the terms of the Alcedo Note.

Agave/Ross note extensions:  On November 14, 2011, the Company reached agreement to modify the maturities of that certain Agave First Note and that certain JTR Second Note (please see Note 4, “Notes Payable”) to April 15, 2013.

During March 2008, the Company completed a $1 million financing transaction consisting of a promissory note for $750,000 (“Agave First Note”) and a promissory note with a draw down provision for up to $250,000 (“JTR Second Note”) (collectively, the “Notes”). As at December 31, 2008 the amount outstanding on the JTR Second Note was $250,000.  The Notes are subordinated, convertible notes and were due and payable on the earlier to occur of (i) completion of the next financing round completed by the Company; or (ii) one year after the Notes were issued. In March 2009 the Agave First Note and the JTR Second Note were modified by extending the maturity date in each case to April 15, 2010. On December 31, 2009, the Agave First Note and the JTR Second Note were further modified by extending the maturity date in each case to April 15, 2011.  In August 2010, the Agave First Note and the JTR Second Note were further modified by extending the maturity date in each case to April 15, 2012.

On November 14, 2011, the Agave First Note and the JTR Second Note were further modified by extending the maturity date in each case to April 15, 2013.

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

Allowance for doubtful accounts.  We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make payments.  The Company periodically reviews these allowances, including an analysis of the customers’ payment history and information regarding the customers’ creditworthiness.  Actual write-offs have not been materially different from the estimated allowance.  Our accounts receivable represent a significant portion of our current assets and total assets.

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

Impairment of Long-Lived Assets.  We review long-lived assets, including amortizable intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset.  During the six months ended September 30, 2011, we did not recognize any impairment charge.

Research and Development Costs.  Costs associated with the development of the Company’s products are charged to expense as incurred.  $60 and $300 were incurred in the three month periods ended September 30, 2011 and 2010, respectively.

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

The expected term is based on the observed and expected time to exercise and post-vesting cancellations of options by employees.  Upon the adoption of the accounting guidance, we continue to use historical volatility in deriving our expected volatility assumption as allowed under GAAP because we believe that future volatility over the expected term of the stock options is not likely to differ materially from the past.  The risk-free interest rate assumption is based on the five-year U.S. Treasury zero-coupon rate appropriate for the expected term of the stock options.  The expected dividend assumption is based on the history and expectation of dividend payouts.  The fair values generated by the Black-Scholes model may not be indicative of the actual fair values of the equity awards, as we do not consider other factors important to those awards to employees, such as continued employment, periodic vesting requirements and limited transferability.  The amount of stock based compensation expenses is net of an estimated forfeiture rate, which we adjust on an annual basis, if at all, and which is based on historical data and information from comparable companies, and our judgment of whether the options are expected to vest.  For the three month periods ended September 30, 2011 and 2010, stock based compensation expense was approximately $31,474 and $28,955 respectively, which consisted primarily of stock-based compensation expense related to stock options issued to the employees and recognized under GAAP.

We follow ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees.  In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services to be provided to us are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined.  We recognize this expense over the period in which the services are provided.  For the three month periods ended September 30, 2011 and 2010, stock based compensation expense was approximately $0 for both periods, which consisted primarily of stock-based compensation expense related to stock options and warrants recognized under GAAP issued to consultants and other non-employees.

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

Advertising Costs.  Advertising costs are charged to operations when incurred.  The Company incurred $2,103 and $4,263 in advertising and promotion costs during the three month periods ended September 30, 2011 and 2010, respectively.

Financial Instruments.  Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2011.  The respective carrying value of certain on balance sheet financial instruments approximate their fair values.  These financial instruments include cash, accounts payable, accrued expenses and notes payable.  Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

Restatements and Reclassifications.  Certain financial statement items have been restated to conform to the current periods’ presentation.  These reclassifications had no impact on previously reported net loss.

Recently Enacted Accounting Standards.  In June 2011, the Financial Accounting Standards Board, or FASB, issued guidance regarding the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance will not have a material impact on our financial statements.

In May 2011 the FASB issued additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance will not have a material impact on our financial statements.

In September 2011 the FASB issued new accounting guidance intended to simplify goodwill impairment testing. Entities will be allowed to perform a qualitative assessment on goodwill impairment to determine whether a quantitative assessment is necessary. This guidance is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this guidance will not have a material impact on our financial statements.

Results of Operations

You should read the selected financial data set forth below along with our discussion and our financial statements and the related notes. We have derived the financial data from our unaudited financial statements. We believe the financial data shown in the table below include all adjustments consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of such information. Operating results for the period are not necessarily indicative of the results that may be expected in the future.

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010

Revenues, net	$21,505	$53,835	$120,055	$329,919
Operating expenses	320,659	440,297	871,204	1,286,652
Net income (loss)	(361,663)	(520,101)	(1,199,117)	(1,296,974)
Net income (loss) per common share	$(0.02)	$(0.03)	$(0.08)	$(0.08)

Results for the Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010 (unaudited)

Revenues

We had $120,055 revenue from operations for the nine months ended September 30, 2011 as compared to revenues of $329,919 for the nine months ended September 30, 2010.  This decrease is primarily due to a license agreement entered into on March 26, 2010 which resulted in the recording of a non-recurring license fee in the prior period.  The license agreement is with Afritex Medical Products (Pty) Ltd, a South African company.  Revenue from products increased from $104,919 for the nine months ended September 30, 2010 to $120,055 for the nine months ended September 30, 2011.

Operating Expenses

Total expenses for the nine months ended September 30, 2011 were $1,438,034, which amount includes $871,204 of selling, general and administrative expenses, $69,811 in cost of goods sold, and $497,019 in interest expense, as compared to total expenses for the nine months ended September 30, 2010 of $1,632,940, which amount includes $1,286,652 of selling, general and administrative expenses, $55,327 in cost of goods sold, and $290,961 in interest expense.  The decrease in selling, general and administrative expenses is partly attributable to a decrease in advertising and promotion expense.

Research and Development

Research and development expenses of $200 and $2,088 were incurred in the nine months periods ended September 30, 2011 and 2010, respectively.  This decrease is due to our limited budget during this period.

Net Loss

Net loss as of September 30, 2011 was $1,199,117 and diluted net loss per share was $0.08 as compared to a net loss as of September 30, 2010 of $1,296,974 and diluted net loss per share of $0.08.  The net loss per share has remained unchanged for the comparative periods primarily because of a decrease in selling, general and administrative expenses and a concomitant decrease in revenue as a result of the effect of a non-recurring license fee of $225,000 recognized in the prior period.

Results for the Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010 (unaudited)

Revenues

We had $21,505 revenue from operations for the three months ended September 30, 2011 as compared to revenues of $53,835 for the three months ended September 30, 2010.  This decrease is primarily attributable to a decrease in product sales.

Operating Expenses

Total expenses for the three months ended September 30, 2011 were $468,279, which amount includes $320,659 of selling, general and administrative expenses, $10,312 in cost of goods sold, and $137,309 in interest expense, as compared to total expenses for the three months ended September 30, 2010 of $576,936, which amount includes $440,297 of selling, general and administrative expenses, $29,869 in cost of goods sold, and $106,770 in interest expense.  The decrease in selling, general and administrative expenses is partly attributable to a decrease in non-recurring operating expense.

Research and Development

Research and development expenses of $60 and $1,154 were incurred in the three months periods ended September 30, 2011 and 2010, respectively.  This decrease is due to our limited budget during this period.

Net Loss

Net loss for the three months ended September 30, 2011 was $361,663 and diluted net loss per share was $0.02 as compared to a net loss for the three months ended September 30, 2010 of $520,101 and diluted net loss per share of $0.03.  The net loss per share has decreased for the comparative periods primarily because of a decrease in selling, general and administrative expenses.

Liquidity and Capital Resources

We had a cash balance of approximately $761 as of September 30, 2011, as compared to $16,137 as of September 30, 2010.  Our funds are kept in financial institutions located in the United States of America.

We had negative working capital of approximately $3,335,377 as of September 30, 2011 as compared to a negative working capital of $1,376,573 as of September 30, 2010.

We had total notes payable of $2,968,621 and $2,328,458 as of September 30, 2011 and September 30, 2010, respectively.  The increase in Notes Payable was primarily due to an increase in Current Notes Payable, from $644,003 to $2,722,734, including an increase of $452,206 in notes issued in JTR Investments, Limited in connection funding provided for operations between September 30, 2010 and September 30, 2011.  JTR Investments, Limited is an affiliate of us. In addition:

•	$251,407 in notes payable due December 31, 2011 in connection with rent was reclassified from Long-Term Notes Payable at September 30, 2010 to Current Notes Payable at September 30, 2011;

•
$750,000 in notes payable due April 15, 2012 in connection with the Agave Senior Note was reclassified from Long-Term Notes Payable at September  30, 2010 to Current Notes Payable at September 30, 2011. Agave Resources, LLC is an affiliate of us;

•
$250,000 in notes payable due April 15, 2012 in connection with the JTR Second Note was reclassified from Long-Term Notes Payable at September 30, 2010 to Current Notes Payable at September 30, 2011. JTR Investments, Limited is an affiliate of us; and

•
$422,850 in notes payable due April 15, 2012 or before, in connection with the deferred portion of the JTR Senior Note was reclassified from Long-Term Notes Payable at September 30, 2010 to Current Notes Payable at September 30, 2011. JTR Investments, Limited is an affiliate of us.

We generally provide our customers with terms of up to 30 days on our accounts receivable.  In some cases we require prepayment, depending on history or credit review.  Further, we generally require pre-payment on orders shipped to international destinations.  Our accounts receivable, net of allowances for sales returns and allowance for doubtful accounts, were $16,859 and $25,370 as at September 30, 2011 and September 30, 2010, respectively.

Since inception, we have been engaged primarily in product research and development, obtaining certain regulatory approvals, investigating markets for our products, developing manufacturing and supply chain partners, and developing distribution, licensing and other channel relationships.  In the course of funding research and development activities, we have sustained operating losses since inception and have an accumulated deficit of $13,097,377 at September 30, 2011.

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

During 2011, we will need additional capital to market and sell our products, and to further develop and enhance our current product offerings, introduce new products and address unanticipated competitive threats, technical problems, economic conditions or other requirements.  We raised approximately $2,110 during the quarter ended September 30, 2011 and $0 during the quarter ended September 30, 2010 through the sale of common stock, preferred stock, and the exercise of warrants and stock options.  We estimate that we will require approximately $4.5 million over the next 12 months to remain viable.  There is no assurance that we will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.  However, there can be no assurance that any additional financing will be available to us.  Additional equity financing may involve substantial dilution to our then existing stockholders.  In the event we are unable to raise additional capital, we may be required to substantially reduce or curtail our activities.

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

During the period January through September 2011, we issued warrants to purchase a total of 185,690 shares of common stock with an aggregate exercise price of $0.01 per share in connection with financing.  These warrants were valued at $183,985 in total using the fair values of the underlying shares on the dates of issuance.  During the period January through September 2011, we issued warrants to purchase a total of 130,065 shares of common stock with an aggregate exercise price of $0.01 per share in connection with rent.  These warrants were valued at $128,859 in total using the fair values of the underlying shares on the dates of issuance.    These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.  We relied on the exemption from registration relating to offerings that do not involve any public offering pursuant to Section 4(2) under the Act.  We believe that each purchaser is an “accredited investor” under Rule 501 under Regulation D of the Act and had adequate access to information about us.

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

DATED: November 21, 2011	OXYSURE SYSTEMS, Inc.

/s/Julian T. Ross
BY: Julian T. Ross
ITS: President and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)