Form 10-K
period 2011-12-31
OxySure Systems Inc
filed 2012-03-30
CIK 1413797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

Commission File No. 000-54137

OXYSURE SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	71-0960725
(State of Incorporation)	(IRS Employer I.D. Number)

10880 John W. Elliott Drive, Suite 600, Frisco, TX 75033

(Address of Principal Executive Offices) (Zip Code)

Registrant’s Telephone Number and area code: (972) 294-6450

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.0004 par value per share	OTC Bulletin Board

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐   No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐   No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑

Our common stock is traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board under the symbol “OXYS.”

The aggregate market value of the issuer’s common stock held by non-affiliates of the registrant as of March 29, 2012, was approximately $7,367,011 based on $2.49, the per share price at which the registrant’s common stock was last sold on that date.

The number of shares outstanding of the registrant’s class of $0.0004 par value common stock as of March 29, 2012 was 18,725,239.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

PART I

FORWARD-LOOKING STATEMENTS

All statements contained in this report, other than statements of historical fact, which address activities, actions, goals, prospects, or new developments, that we expect or anticipate will or may occur in the future, including plans for clinical tests and other such matters pertaining to testing and development products, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “is intended,” “potential” or “continue” or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, progress in our product development and testing activities, obtaining financing for operations, development of new technologies and other competitive pressures, legal and regulatory initiatives affecting our products, conditions in the capital markets, the risks discussed in Item 1A – “Risk Factors,” and the risks discussed elsewhere in this report that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activities, performance or achievements expressed or implied by such forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. We are under no duty to update any of the forward-looking statements after the date of filing of this report or to conform such statements to actual results.

All references in this Annual Report to “OxySure,” “OxySure Systems,” the “Company,” “we,” “our” and “us” means OxySure Systems, Inc.

ITEM 1—BUSINESS

Overview

OxySure Systems, Inc. was formed on January 15, 2004 as a Delaware “C” Corporation for the purpose of developing products with the capability of generating medical grade oxygen “on demand,” without the necessity of storing oxygen in compressed tanks. We developed a unique technology that generates medically pure (USP) oxygen from two dry, inert powders. Other available chemical oxygen generating technologies contain hazards that we believe make them commercially unviable for broad-based emergency use by lay rescuers or the general public. Utilizing this technology, we commenced the commercialization of our launch product in 2008. This is a lightweight, portable emergency oxygen system designed for lay person use, known as the OxySure Model 615. We believe that the OxySure Model 615 is currently the only product on the market that can be safely pre-positioned in public and private venues for emergency administration of medical oxygen by lay persons, without the need for training.

We were founded by our current Chairman, Chief Executive Officer, President, and Chief Financial Officer, Julian T. Ross, who conducted or managed all of the related research and development, a function Mr. Ross continues to oversee. In early 2004, Mr. Ross moved his research and development efforts into the North Texas Enterprise Center for Medical Technology (“NTEC”). NTEC is a Frisco, Texas based medical technology accelerator, and we were selected as an NTEC program company in early 2004, and we were the first program company to graduate from the accelerator program in November 2005. In December 2005, we received Food and Drug Administration (“FDA”) clearance for Model 615 (510(K), Class II). The approval number for our FDA clearance is K052396, and Model 615 is cleared for over the counter sale, without the need for a prescription.

Emergency/Short Duration Oxygen Market Overview

We believe that our process and methodology is unique in the emergency/short duration oxygen supply marketplace. We believe that our process and technology enable the delivery devices to be lighter, safer, and easier to use. We believe that our technology, process and methodology allows us to develop and commercialize solutions that can improve access to emergency oxygen that affects the survival, recovery and safety of individuals in several areas of need: (1) Public and private places and settings where medical emergencies can occur; (2) Individuals at risk for cardiac, respiratory or general medical distress needing immediate help prior to emergency medical care arrival; and (3) Those requiring immediate protection and escape from exposure situations or oxygen-deficient situations in industrial, mining, military, or other public settings.

The OxySure Model 615 utilizes a simple, one-step activation using a dispenser that includes a self-contained, disposable cartridge, within which the oxygen is generated. The dispensers are made of lightweight, thermoplastic materials and weigh less than 11 pounds. Model 615 is designed to bridge the gap between the onset of a medical emergency and the time first responders arrive on the scene. It is intended to allow a lay rescuer – a bystander or loved one – to administer medical oxygen during those first, critical minutes after an emergency occurs, potentially improving medical outcomes and potentially saving lives in the process.

We believe that the advantages of Model 615 include: (1) Safety: the powders are dry and inert until actuation occurs through the turn of a knob, instantly creating medical grade oxygen. We believe that risks such as an explosion hazard, a fire hazard, an environmental hazard, or a toxicity hazard, are minimized or otherwise eliminated. (2) No Training Required: A simple turn of the knob starts the oxygen generation process. We believe the ease of use makes the Model 615 ideal for lay person use. (3) We believe that Model 615 requires no maintenance mandated by regulation. (4) We believe that Model 615 does not require any hydrostatic testing. (5) We believe that Model 615 can be shipped "rescue ready," subject to applicable Department of Transportation (DOT) regulations. (6) No prescription is required. Model 615 is FDA cleared for OTC sale. (8) We believe that Model 615 does not require any licenses or permits to place into service. (9) We believe that Model 615 can be placed in any public access venue or private venue. (10) We believe that Model 615 can be used in any medical emergency, prior to the arrival of first responders. (11) We believe that Model 615 is also ideal for placement next to or otherwise in conjunction with an Automated External Defibrillator (AED) for post-resuscitation use in a cardiac arrest incident.

Business Strategy

In terms of the following summary, the elements of our business strategy are:

•	To grow revenue by establishing additional partnerships with regional, national and international distributors and alliances to increase our sales, marketing and delivery footprint, presence and capacity for Model 615 and other related, existing products and accessories. We believe this approach will enable us to enhance the commercialization of Model 615 and related products and accessories.

•	To grow revenue by developing a line extension(s) of Model 615, as well as new products and solutions for new vertical markets such as aviation markets, sports & recreation markets, and mining markets.

•	To pursue additional product diversification by developing complimentary products or solutions, or by identifying complimentary products and solutions supplied by third parties.

•	To pursue relationships with large OEM customers;

•	To pursue legislative efforts that may lead to federal, state or local mandates for lay person oxygen availability and accessibility;

•	To pursue insurance reimbursement for the OxySure Model 615 or a possible line extension(s) or derivative product variations thereof; and

•	To increase market awareness and education of the need for early administration of emergency or supplemental oxygen for initial stabilization, safety, survival and recovery in medical emergencies.

Market Analysis

We believe that Model 615 may create a new market category of emergency oxygen availability for the early administration or treatment of cardiovascular, respiratory and other medical emergencies. By empowering a lay person to augment the services of first responders, we believe that Model 615 may follow a similar model to that of an Automated External Defibrillator (“AED”) or a fire extinguisher. We believe that Model 615 can be safely pre-positioned in public venues as well as private settings to provide immediate medical grade oxygen in an emergency, but without the risk associated with compressed gas containers, and without the training generally required to operate such equipment. We believe that the OxySure Model 615 enables a loved one, bystander or even the victim themselves to administer medical oxygen in a convenient, safe and inexpensive manner while awaiting the arrival of emergency medical responders. We believe Model 615 may also be helpful as a standby solution by providing temporary oxygen to aid escape in hazardous exposure situations, or when necessary long-term oxygen supplies are interrupted.

We believe there is significant clinical support for the critical need for early oxygen administration during cardiovascular or respiratory emergencies. During a cardiovascular or respiratory distress emergency, the availability of oxygen to the heart, brain, other vital organs or injured area is either stopped or impaired. In less than three minutes without oxygen, brain cells can begin to die. In less than eight minutes, the heart muscle cells can begin to die. Both of these conditions typically lead to permanent disability, since neither brain cells nor the heart tissue is considered regenerative. In less than ten minutes the ability to sustain life can be at risk. Even if a victim survives, their future quality of life can be directly related to the number of minutes that they were deprived of oxygen. Given that the response time of first responders can be between six and fifteen minutes (in the United States) from the time 911 is called, the clinical significance and appeal of the Model 615 becomes apparent.

We have begun to introduce Model 615 into education and commercial markets and plan to expand into those markets on a larger scale. As a general rule, these markets may comprise one or more of the following customer categories: (i) emergency placement markets; (ii) at risk markets; and (iii) preventative buyers. There is a certain measure of overlap between or among these customer categories, but we believe the following market definitions to be generally accurate.

(i) Emergency Placement Markets:

We launched Model 615 initially into the K-12 education market, and we plan to continue to grow our sales into this market segment. We have also commenced the sale of Model 615 into other education segments, such as colleges and universities, as well as commercial market segments, such as churches, manufacturing facilities, office buildings and restaurants. We believe that organizations, corporations, educational customers, and governmental entities will continue to purchase Model 615 as an emergency response measure, and that these markets will grow significantly. By pre-positioning it in an easily accessible way, either by itself, right next to an AED, or right next to a fire extinguisher, Model 615 can serve as a first line of defense in the event of any medical or civil emergency.

There are approximately 40 million injury-related emergency room visits in the United States, and we believe that there is a significant number of potential emergencies that would benefit from the immediate application of oxygen, prior to the arrival of professional first responders. For example, each year over 1 million Americans suffer a potentially fatal cardiac emergency - one person every 34 seconds. About 460,000 of those cardiac emergencies are fatal, with death occurring before the victim can get professional medical attention. There are nearly 4.5 million on-the-job injuries and illnesses each year in the US, many of which would be administered oxygen if available. Approximately 5,000 to 7,000 school-aged children die from sudden cardiac arrest each year without exhibiting prior symptoms. Many of these deaths occur at school and related sporting events. We believe that with a growth of market awareness and education, Model 615 has the potential to become a standard issue item for most public and private venues.

Our initial target locations for emergency placement are summarized below. It is apparent that many of these targets would have multiple buildings and/or be of a facility size that would justify multiple units of Model 615 on-site. We believe that the availability of an on-demand oxygen supply, without the dangers generally associated with pressurized tanks, at Model 615’s selected price point may have the potential for governments, regulatory agencies and regulatory boards to require locating one or more such devices pre-positioned on-site. While there can be no assurance that we will be successful, we plan to pursue such legislative and regulatory efforts, in the United States as well as in countries outside of the United States.

Educational Facilities

There are approximately 102,265 educational campuses in the United States. Of these, there are approximately:

•	87,125 U.S. schools representing grades Kindergarten through 12th grade.[1]
•	11,000 accredited programs for infants to children of 8 years. This includes day care and after school programs.[2]
•	4,140 United States College and Universities.[3]

Manufacturing Facilities

According to the U.S. Department of Commerce, Economics and Statistics Administration, there are approximately 350,735 manufacturing facilities in the United States in 2002.

1 National Association of State Boards of Education (1998-99 school year).

2 National Association for Education for Young Children’s annual report (August 2005).

3 National Center for Education Statistics, Digest of Education Statistics, 2005.

Recreational Vehicles

According to a study completed by the University of Michigan, approximately 8 million US households own a least one RV. This represents a 15% increase in RV ownership since 2001 and is largely attributed to the enormous baby boomer generation.4

Restaurants

The National Restaurant Association’s 37th Annual Industry Forecast (2004) reported approximately 925,000 restaurants in the United States.

Occupational Safety & Health Act (OSHA) Compliant Buildings

There are approximately 20 million locations for first aid alone called for in the OSHA Compliance Locations Publication.

U.S. Federal Government

We were awarded a multi-year contract by the General Services Administration (“GSA”) to allow us to supply our products to all branches of the U.S. Federal Government. Our Federal Supply Schedule Contract number V797P-4153b is unrestricted, or a 100% set-aside contract for small business, and has an initial term ending November 14, 2013. Thereafter, the contract may be renewed for up to three additional five-year terms. Federal buyers will be able to purchase our products immediately, either directly from us or via GSA Advantage!®, the U.S. government’s online shopping and ordering system for government buyers.

(ii) At Risk Markets:

At risk markets comprise individuals at risk of specific medical emergencies as a result of either being diagnosed with or having at least one risk factor associated with cardiovascular disease or respiratory diseases or ailments. Respiratory diseases or ailments can include chronic obstructive pulmonary disease (“COPD”) and asthma. We believe that buyers in this At Risk segment will include persons, or relatives of persons, with known existing medical conditions such as cardiovascular disease, COPD or asthma in which the presence of a safe, easy-to-use source of on-demand emergency oxygen is highly appealing.

People with Cardiovascular Disease

The American Heart Association estimates that there are approximately 80 million Americans who are afflicted with cardiovascular disease in one form or another. Of the 80 million potential victims: (a) approximately 40 million, or 50% are diagnosed with cardiovascular disease; (b) approximately 40 million, or 50% exhibit at least one risk factor associated with cardiovascular disease; and (c) more than 2/3 are 50 years of age or older. Management projects that, given the rapid onset of the aging baby boomer population, this ratio will increase substantially over the next decade and will likely increase the number of Americans suffering from such diseases.5

People with COPD

Chronic obstructive pulmonary disease (“COPD”) is a term which refers to a large group of lung diseases characterized by obstruction of air flow that interferes with normal breathing. Emphysema and chronic bronchitis are the most important conditions that compose COPD and they frequently coexist.6 COPD is the fourth-ranked cause of death in the United States. In 2007, approximately 10.2 million U.S. adults aged 18 years and older were estimated to have COPD.7 Oxygen supplementation is one of the few known effective treatments for a COPD exacerbation. Similar to a severe asthma attack, these individuals never know when or where they will be when an exacerbation may occur. Model 615 provides a portable, non-battery driven source of oxygen that will allow those with COPD to bridge the gap between the onset of an exacerbation and the availability of emergency care.

People with Asthma

According to the American Lung Association (“ALA”), there are approximately 22.9 million Americans that have been diagnosed with asthma; 12.4 million had an asthma attack in 2006.8 The ALA states that asthma is the leading chronic illness of children in the United States. In 2006, over 6.8 million children under age 18 had asthma; 4.1 million had an asthma attack that year. The highest asthma prevalence rate was seen in those 5 to 17 years of age (106.3 per 1,000 population). The rate in those under age 18 (92.8 per 1,000) was much greater than those aged 18 to 44 (72.4 per 1,000).9

4 New University of Michigan Study: RV Ownership Reaches All-Time High (December 18, 2005).

5 American Heart Association, Heart Disease and Stroke Statistics, 2008.

6 American Lung Association, “Trends in COPD,” April 2009, Page 3.

7 Id. at Page 5.

8 American Lung Association, “American Lung Association Lung Disease Data: 2008,” Page 29.

9 Id. at Page 30.

(iii) Preventive Buyers:

Management believes that many individuals and homeowners may purchase Model 615 as a preventive/first aid measure in the event of an unforeseen emergency, including cardiovascular emergencies, respiratory emergencies and general medical emergencies. Preventive buyers are defined as buyers with no known history or diagnosis of chronic disease, but are likely to buy Model 615 in preparation for or in anticipation of a possible emergency.

Management believes that for the same reasons smoke alarms, first aid kits, AEDs and fire extinguishers are purchased for home use, the same consumers may be predisposed to purchase the Model 615 as part of their standard arsenal in the event of an emergency.

Sales and Marketing Plan

Our sales strategy is focused primarily on an indirect sales strategy for developing push sales of our products. We currently have in excess of 20 independent third party distributors in the United States. These distributors are typically businesses focused on selling AED’s, medical products or safety products. We have targeted the education market as an early adopter market and have already achieved some initial success in penetrating that market. As a result of our sales efforts so far, Model 615 was sold into K-12 schools and school districts in more than 38 states. We plan to continue to build on this early success in the education market. In addition, we have had very limited initial success in selling Model 615 into churches and other commercial placement markets, and we will continue our effort to grow sales in those early markets in the foreseeable future. We also have a limited number of distributors outside of the United States. These include distributors in Brazil, South Africa and Turkey. We plan to increase our sales capability by adding independent distributors both in the US and internationally. Distributors that we may pursue include:

•	distributors that have an established presence within the first aid and occupational safety, medical emergency and industrial safety markets;
•	automated external defibrillator (AED) manufacturers and distributors; and
•	specialty medical distributors that can tap into the (at risk) cardiovascular disease, asthma and COPD market segments.

Our current marketing efforts are limited, and comprise limited advertising in safety related media, participation in trade shows and exhibitions, and press releases. We plan to continue to expand these activities, and we plan to implement a marketing strategy designed to create market demand and sales through increased market awareness and education.

Product Diversification

Our early sales efforts are focused primarily on institutional customers, such as for example schools and school districts, colleges, and churches. We sell to these customers primarily through distributors. Generally, the buying decisions for our customers are made or influenced by individuals such as safety managers, risk managers, nurses, administrators, facilities managers and medical directors. These individuals are usually also responsible for acquiring other safety or health emergency solutions or products, such as Automated External Defibrillators (AEDs), Resuscitator Bags (used for CPR), First Aid Kits, etc. We have recently started sourcing AEDs, Resuscitator Bags, and other complimentary products in order to provide our customers with bundled solutions for their health emergency and preparedness requirements. We believe that we there is incremental value in providing our customers the ability to order these products from a single source. We generally source these ancillary or complimentary products from other manufacturers or suppliers, and we generally act as a distributor for sales of such third party products. This part of our business is at a very early stage, and there can be no assurance that we will continue to provide this capability to our customers.

Strategic Branding

We do not currently have any strategic branding activity. We plan to, in the future, implement a plan to increase our overall strategic branding efforts. Targeted industry publications that appeal to key decision makers within the specialty medical community will be the primary focus of these branding and product awareness efforts. Branded collateral with a targeted message, focus, and call to action will also be part of these planned efforts.

Retail Channels

We do not currently have any relationships with traditional “brick and mortar” retailers. We plan to pursue distribution partnerships with traditional “brick and mortar” retailers that can merchandise Model 615 or any line extensions thereof for at risk and preventive buyers. We currently have a distribution partnership with one online retailer, Drugstore.com. In addition, our authorized distribution partners typically have online web stores where they offer our products for sale, in addition to the sales activities of their sales teams.

Direct Response Television (DRTV)

We believe that a direct response appeal to customers may be a cost-effective method for rapidly building awareness of the features, advantages and benefits of the Model 615, or a line extension(s) thereof. We plan to test a DRTV campaign to appeal directly to at-risk customers through a targeted pilot in the form of short-duration commercials. Utilizing space-available national media, sufficient audience reach can be obtained cost-effectively. Based on the pilot validation, we plan to evaluate the potential of ongoing direct response television marketing efforts, possibly on larger scales. To date, we have not conducted any direct response television campaigns or pilots, and there can be no assurance that we will do so in the future.

Competition and Buying Patterns

We believe that our Model 615 portable emergency oxygen device is highly differentiated from all other emergency-duration medical oxygen supply products (compressed gas, cryogenic, thermal decomposition). We believe that Model 615 makes on-demand, emergency-duration medical oxygen safer and more readily accessible for various classes of user markets. Its process and the resulting product allow lay person use, as compared to all other competitive technologies where training is typically required and usage can be hazardous. During oxygen generation in Model 615, there is minimal pressure, and no compressed tanks, regulators, gauges, flames, electrical charge or other hazards typically associated with existing oxygen dispensing devices. We believe that Model 615 allows a lay person, without training to administer medical oxygen in a medical emergency while waiting for first responders to arrive on the scene.

Model 615 is indicated for emergency use, and compressed tanks can be utilized in certain instances for emergency use. We believe that Model 615 is differentiated from compressed tanks for emergency use as follows:

•	Model 615 requires minimal to no training to operate, as it is designed for lay person use. Compressed tanks generally require training to be used.
•	Model 615 is a safer option, as it does not represent an explosion hazard in fire situations.
•	Model 615 does not require a prescription to be purchased, whereas compressed tanks may require a prescription if the regulator is not pre-set to a flow rate equal to 6 liters per minute or higher for a minimum of 15 minutes.

Design and Production Capabilities

We employ a systematic approach to product design and production. We have developed Standard Operating Procedures (SOPs) specific to our design and production processes, and we develop and track new concepts and ideas from a variety of sources, including direct customer feedback, trade shows, and industry conferences.

Customer Service

We believe we are highly responsive to our customers. We plan to continue to work closely with our major customers in order to ensure high levels of customer satisfaction. We plan to constantly evaluate and identify our strongest customers in each distribution channel and focus our sales efforts towards the largest and fastest growing distributors and resellers. While we do not currently do so, we expect to be an Original Equipment Manufacturer, or OEM, for certain customers in the future.

Brand Awareness

We currently only sell Model 615 under the OxySure name and we intend to aggressively promote our self-branded products, marketed under the brand-name OxySure, to with a goal of becoming a recognized brand name in the United States, which we expect will assist us in growing our business over the course of the next few years. We plan to develop and commercialize additional products targeted at various vertical markets under the OxySure brand name, and we believe that in time our consumer oxygen products will develop a solid reputation and an established a brand name in the U.S.

Intellectual Property

We rely on a combination of patent, trademark and trade secret protection and other unpatented proprietary information to protect our intellectual property rights and to maintain and enhance our competitiveness in the consumer medical industry. As a matter of practice, we require assignment of intellectual property rights provisions in all our employment, consultant and subcontractor agreements. We have legal ownership of six U.S. patents and one South African patent, in addition to numerous patent applications, that we use in our business operations. These patents include design, utility, and invention patents that relate to our products. In January 2004, we entered into an assignment and transfer agreement with Julian T. Ross, our current Chairman, Chief Executive Officer, President, and Chief Financial Officer and his affiliates for the transfer and assignment of the initial patent application to us, and for the transfer to us of any and all other initial intellectual property related to the prior research and development conducted by him in relation to our business.

We also rely on unpatented technologies to protect the proprietary nature of our product and manufacturing processes. We require that our management team and key employees enter into confidentiality agreements that require the employees to assign the rights to any inventions developed by them during the course of their employment with us. All of the confidentiality agreements include non-competition and non-solicitation provisions that remain effective during the course of employment and for periods following termination of employment, which vary depending on position and location of the employee.

We have four registered trademarks in the United States.

(1) Registration Number 3346008 entitled “Oxysure Emergency Oxygen”

(2) Registration Number 3330496 entitled “Oxysure”

(3) Registration Number 3528998 entitled “Oxysure Pure Oxygen”

(4) Registration Number 3514251 entitled “Technology at Work Saving Lives”

In addition, we own numerous domain names relevant to our business, such as www.oxysure.com, www.oxysuresystemsinc.com, www.theoxysuregroup.com, www.oxypure.com, www.oxycure.com, www.oxysport.com, www.oxysave.com, www.safeoxygen.com, and many others.

Our success will depend in part on our ability to obtain patents and preserve other intellectual property rights covering the design and operation of our products. We intend to continue to seek patents on our inventions when we deem it commercially appropriate. The process of seeking patent protection can be lengthy and expensive, and there can be no assurance that patents will be issued for currently pending or future applications or that our existing patents or any new patents issued will be of sufficient scope or strength or provide meaningful protection or any commercial advantage to us. We may be subject to, or may initiate, litigation or patent office interference proceedings, which may require significant financial and management resources. The failure to obtain necessary licenses or other rights or the advent of litigation arising out of any such intellectual property claims could have a material adverse effect on our operations.

We hold six U.S. patents comprising three utility patents and three design patents as follows:

(1) 7,407,632 entitled “Apparatus and delivery of medically pure oxygen,” which expires on May 27, 2024

(2) 7,381,377 entitled “Method for controlled production of a gas,” which expires on June 21, 2025

(3) 7,465,428 entitled “Method and apparatus for controlled production of a gas,” which expires on June 21, 2025

(4) D549,341 entitled “Breathing device utilizing a catalytic oxygen generation method,” which expires on July 30, 2026

(5) D549,342 entitled “Breathing device utilizing a catalytic oxygen generation method,” which expires on July 30, 2026

(6) D615,186 entitled “Chemical reaction activation plunger,” which expires on June 24, 2022

In addition, we hold one South African patent, number 2006/5051 entitled “Method and apparatus for generating oxygen.” We also hold two Australian patents, number 2007101246 entitled “Method and system for portable breathing devices,” and number 2007101247 entitled “Method and system for providing breathable air in a closed circuit.”

U.S. patents numbered 1 through 3 are utility patents and are valid for 20 years from the date of each respective filing. U.S. patents numbered 4 through 6 are design patents and are valid for 14 years from the grant date of each respective design patent. The South African patent is valid for 20 years from the date of application. The Australian patents are innovation patents and expire as follows: patent number 2007101246 expires on January 16, 2015 and patent number 2007101247 expires on January 4, 2015. The U.S. utility patents cover methods and apparatuses associated with the production (from our chemical process), control, containment and delivery of oxygen (or a gas containing oxygen). The U.S. design patents cover aspects of the design and features of our product, the Model 615. The South African patent covers the process by which oxygen is generated. Australian patent number 2007101246 covers certain engineering elements of our system for activation and management of our catalytic oxygen producing system. Australian patent number 2007101247 covers certain engineering aspects of a system that combines our catalytic process for generating oxygen, with a scrubbing process that removes at least one element of expired air.

Strategy

Our goal is to become a global leader in the development and manufacture of emergency/short duration oxygen solutions.

We plan to leverage our expertise in product design and development, our intellectual property platform, and develop our distribution network by continuing to develop and introduce new and enhanced products. We plan to strengthen the performance of our technology to provide users with easy-to-use products. Our goal is to continue to enhance the functionality of our core features and making our products simpler to use. We intend to invest additional resources in our research and development, applications and intellectual property to promote innovation and maintain customer preference for our products.

Build Partnerships with New and Existing Customers

We intend to strengthen relationships with our existing customers and our strategy is to establish partnerships with our current customers whereby we develop and manufacture new products based on their needs.

We also seek to leverage our technology to develop relationships and strategic alliances with third-party distributors, vendors, and manufacturers. We believe OEMs of respiratory products and safety products, distributors and value-added resellers (“VARs”) can simplify the use and increase the safety of their products and services by integrating our products, resulting in broader market opportunities and significant competitive advantages.

Expand Global Presence

Though we have concentrated in the United States, we believe a strong and growing market for our products exists in countries outside of America, primarily to Europe, Asia, and South and North America. We intend to further expand our international resources to better serve global customers and business associates and to leverage opportunities in markets such as Brazil, Canada, Europe, Australia, South Korea, India, and China. We hope to add regional sales representatives and distributors in different geographic regions to better address demand for our products.

Expand Sales Network and Distribution Channels

We intend to expand our sales network in America and develop relationships with a broader set of wholesalers, distributors and resellers, all in order to expand the market availability of our products in the United States. We believe there exists vast opportunities to expand market presence. We hope that these relationships will allow us to diversify our customer base and significantly increase the availability and exposure of our products.

Augment Marketing and Promotion Efforts to Increase Brand Awareness

We continue to devote our efforts towards brand development and utilize marketing concepts in an attempt to strengthen the marketability of our products. We plan to carry out a brand development strategy based on product innovation, quality, and design excellence. We have also participated and intend to continue to participate in various exhibitions and similar promotional events to promote our products and brand.

Supply of Raw Materials

We intend to procure materials to meet forecasted customer requirements. Special products and large orders are quoted for delivery after receipt of orders at specific lead times. We will maintain minimum levels of finished goods based on market demand in addition to inventories of raw materials, work in process, and sub-assemblies and components. We reserve for inventory items determined to be either excess or obsolete.

At the current time, we have no material minimum purchase requirements with our raw material suppliers and we place orders with our suppliers on as needed basis. Because we place orders on an as needed basis our pricing and availability of raw materials from all suppliers can be volatile, attributable to numerous factors beyond our control, including general economic conditions, currency exchange rates, industry cycles, production levels or a supplier’s limited supply. To the extent that we experience cost increases we may seek to pass such cost increases on to our customers, but cannot provide any assurance that we will be able to do so successfully or that our business, results of operations and financial condition would not be adversely affected by increased volatility of the cost and availability of raw materials.

Suppliers

We are actively pursuing agreements with multiple manufacturers to ensure we are able to consistently obtain our raw materials and topical products timely, within our defined specifications, and at competitive prices.

Our primary current suppliers and the products they supply to us are listed below:

Name of Supplier	Products Supplied
AAA Aircare Systems	Air purification products
Activar Construction Products Group	Display systems
AMS Filling Systems, Inc.	Filling equipment
Avid Business Networks, Inc.	Voice & data products and services
Branson Ultrasonics Corporation	Ultrasonic welding equipment
Brenntag Southwest, Inc.	Chemical supplies
Colder Products	Fitments and connectors
D.B. Roberts Company	Hardware parts
Displays2go	Display systems
Dymax Corporation	Adhesive products, systems and supplies
ETI Incorporated	Sealing parts
EXFO America Inc.	Production equipment and supplies
Filtertek Inc.	Filtration supplies
Fisher Scientific	Chemical and other supplies
GlobalMed Inc.	Tubing products
HeartSafe America	Medical Safety equipment
Kaps-All Packaging Systems, Inc.	Filling equipment and supplies
Newcomb Spring	Springs
Marking Systems, Inc.	Labeling and related supplies
McMaster-Carr	Hardware parts
Micro Plastics, Inc.	Clamps
Packaging Technologies, Inc.	Sealing Equipment and supplies
Pfaltz & Bauer	Chemical supplies
Plastiform	Plastic Molds
Polo Custom Products	Carrying bags
Polymer Technology Corporation	Injection molding services
Purest Colloids, Inc.	Water purification products
R. S. Hughes Company, Inc.	Sealing parts
Salter Labs	Tubing and respiratory supplies
Sealed Air Corporation	Insulation materials
Selig Sealing Products, Inc.	Sealing and separation equipment and materials
Smart Products, Inc.	Plastic Parts and valves
Spectrum Chemical Mfg. Corp.	Chemical supplies
Stephen Gould Corporation	Packaging supplies
Texas Valve & Fitting Co.	Valves and fittings
ULINE	Labels and packaging supplies
Unisource Worldwide Inc.	Shipping products and supplies

Presently, we believe our relationships with our suppliers are good and we expect that our suppliers will be able to meet the anticipated demand for our products in the future. However, due to our dependence on a few suppliers for certain raw materials, we could experience delays in development and/or the ability to meet our customer demand for new products. In addition, we have a number of longstanding business relationships with certain suppliers, and we believe that alternative suppliers are available. Although we have not been subject to shortages for any of our components, we may be subject to cutbacks and price increases which we may not be able to pass on to our customers in the event that the demand for components generally exceeds the capacity of our suppliers.

Production Operations

Our production operations involve the assembly of parts and components and the final assembly of all parts and sub-assemblies that comprise our products. Many of the parts and components are manufactured by third party manufacturers. Currently, our production operations are conducted in Frisco, Texas, in a 16,200 square-foot facility, which houses a 10,000 square-foot production and warehousing area. We use automated machinery to process key aspects of the production process to ensure high uniformity and precision, while leaving the other aspects of the production process to manual labor. Some of the production is very labor intensive, thus, putting constraints and limitations in our production process. The current constraints could be eliminated if we automate some or all of the production. We intend to seek greater production capacity, production efficiencies and lower production costs in the future. In doing so, we may elect to invest further in our production process, or we may elect to outsource some or all of our production processes as demand for our products grow. If we invest further in our production processes, our goal would be to further streamline our production process and continue investing in our production infrastructure, which will allow us to further increase our production capacity, helping us to control the per unit cost of our products. We do not currently have any material contracts with third party manufacturers or sub-contractors for the supply of parts, raw materials or components that require forecasting or minimum order quantities.

Quality Control

We consider quality control an important element of our business practices. We have stringent quality control systems that are implemented by company-trained staff members to ensure quality control over each phase of the production process, from the purchase of raw materials through each step in the manufacturing process. We utilize a scientific management system and precision inspection measurement, capable of ensuring our products are of high quality.

Our quality control process consists of the following functions:

•	setting internal controls and regulations for semi-finished and finished products;
•	testing samples of raw materials from suppliers;
•	implementing sampling systems and sample files;
•	maintaining quality of equipment and instruments; and
•	articulating the responsibilities of quality control staff.

Research and Development

To enhance our product quality, reduce cost, and keep pace with technological advances and evolving market trends, we plan to continue to engage in research and development, as budgets allow. We spent $260 and $2,777 in the years ended December 31, 2011 and 2010, respectively. Our research and development effort is focused on enhancing our technology by improving the performance of our current products and developing new products, in addition to developing related and alternative technologies. We have made investments of capital and time to develop technology engines, intellectual property and industry expertise in technologies that we believe provide us with a competitive advantage in the markets where we compete. Our technologies are based on complex formulas which require extensive amounts of data and expertise. We plan to continue to invest in technologies to maintain our market position and to develop new applications and products.

Historically, we have conducted substantially all of our research and development with an in-house staff, including research staff holding advanced degrees. The duties of our core research function are to improve research and development management and market analysis, in addition to establishing and regulating the production projects. All departments have worked together to research new material and techniques, test product performance, inspect products and to test performance of machines used in the manufacturing process.

In addition to the advancement of our current product, we believe that the future success of our business depends upon our ability to enhance our existing product, to develop compelling new products, to develop cost effective products, to qualify these products with our customers, to effectively introduce these products to existing and new markets on a timely basis, and to commence and sustain volume production to meet customer demands. To avoid product obsolescence, we will continue to monitor technological changes, as well as users' demands for new technologies. Failure to keep pace with future changes could adversely affect our revenues and operating results in the future. Although we have attempted to determine the specific needs of the markets in which we participate, there can be no assurance that the markets will, in fact, materialize or that our existing and future products designed for these markets will gain market acceptance.

Warranties and Return Policy

We offer limited warranties for our products, comparable to those offered to consumers by our competitors. Such warranties typically consist of a 30-day period for our oxygen product, during which we will pay for labor and parts, or offer a new or similar unit in exchange for a damaged unit. Our customers may return products to us for a variety of reasons, such as damage to goods in transit, cosmetic imperfections and other issues, if within the warranty period.

Product Liability and Insurance

We currently carry $2 million in product liability insurance. Because of the nature of the products sold by us, we may be periodically subject to product liability claims resulting from personal injuries. We may become involved in various lawsuits incidental to our business. To date, we have not been subject to products liability litigation. Our product liability insurance may not sufficiently shield us from any potential product liability claims, and we might not have sufficient funds available to pay any claims over the limits of our insurance. Furthermore, any potential product liability claim may lead to our product liability insurance being cancelled, or we may not be able to obtain such insurance at a rate that is acceptable to us or at all. Because personal injury claims based on product liability may be very large, an underinsured or an uninsured claim could financially damage our company. Accordingly, there can be no assurance that we will have sufficient product liability insurance and/or capital sufficient to cover any successful product liability claims made against us in the future, which could have a material adverse effect on our financial condition and results of operations.

Competition

We face competition from many other manufacturers, most of which have significantly greater name recognition and financial, technical, manufacturing, personnel, marketing, and other resources than we have. The market in which we compete is subject to rapid technology changes, highly fragmented, and cyclical.

We compete primarily on the basis of quality, price, design, reliability, and quality service and support to our customers. We believe that our standard products are comparable in quality and performance with competitors in our market category. Many of our competitors have a stronger competitive position than we do in that they have greater brand recognition and longer-standing customer relationships.

Environmental Regulations

We are subject to various federal, state and local environmental laws and regulations, including those governing the use, discharge and disposal of hazardous substances in the ordinary course of our manufacturing process. We believe that our current manufacturing operations comply in all material respects with applicable environmental laws and regulations. Although we believe that our current manufacturing operations comply in all material respects with applicable environmental laws and regulations, it is possible that future environmental legislation may be enacted or current environmental legislation may be interpreted to create environmental liability with respect to our other facilities, operations, or products.

We constructed our manufacturing facilities with the environmental laws and requirements in mind. If we fail to comply with the provisions of the environmental laws under which we are governed, we could be subject to fines, criminal charges or other sanctions by regulators, including the suspension or termination of our manufacturing operations.

Employees

As of the date hereof, we had ten full-time employees, including six employees in production and four employees in management, sales and marketing. In addition, we had two part time employees, and several independent consultants that we employ as needed. We also have several independent manufacturer's representatives across the United States who represent our products to distributors, dealers and other key accounts. All of our employees are based in the United States. Our employees are not represented by any labor union and are not organized under a collective bargaining agreement, and we have never experienced a work stoppage due to union activity.

Government Regulation

Our primary product, the OxySure portable oxygen device, Model 615, is a medical device, subject to extensive and rigorous regulation by the FDA, as well as other Federal and state regulatory bodies in the United States and comparable authorities in other countries. These regulatory approvals can be lengthy and can cause delays in getting our products into other countries. Our South African distributor has not obtained approval from the South African Medicines Control Council for the marketing and sale of Model 615 in South Africa. We expect that many of our future products will also be similarly subject to regulation by the FDA and other regulatory bodies both in the United States and in other countries. We currently market our primary product, the Model 615 in the United States under a pre-market notification, or 510(k), clearance for emergency use. Model 615 was cleared by the FDA for over the counter sale, without the need for a prescription, and the FDA approval number is K052396. If we seek to market new products or to market new indications for our existing product, we may be required to file for and obtain either 510(k) clearances or Premarket Approval Applications (“PMAs”).

The FDA regulations govern the following activities that we perform, or that are performed on our behalf, to ensure that medical devices distributed domestically or exported internationally are safe and effective for their intended uses:

•	product design, development and manufacture;
•	product safety, testing, labeling and storage;
•	pre-marketing clearance or approval;
•	record keeping procedures;
•	product marketing, sales and distribution; and
•	post-marketing surveillance, complaint handling, medical device reporting, reporting of deaths or serious injuries and repair or recall of products.

Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions:

•	warning letters, untitled letters, fines, injunctions, consent decrees and civil penalties;
•	repair, replacement, refunds, recall or seizure of our products;
•	operating restrictions, partial suspension or total shutdown of production;
•	refusing our requests for 510(k) clearance or PMA approval of new products, new intended uses or modifications to existing products;

•	withdrawing 510(k) clearance or PMA approvals that have already been granted; and
•	criminal prosecution.

The FDA’s Pre-market Clearance and Approval Requirements

Unless an exemption applies, each medical device we wish to distribute commercially in the United States will require either prior 510(k) clearance or a PMA approval from the FDA. Medical devices are classified into one of three classes - Class I, Class II, or Class III - depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness. Devices deemed to pose lower risks are placed in either Class I or II, which requires the manufacturer to submit to the FDA a pre-market notification requesting permission to commercially distribute the device. This process is generally known as 510(k) clearance. Some low risk devices are exempted from this requirement. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are placed in Class III, requiring PMA approval. Our Model 615 is considered a Class II device for its current primary marketed indication.

Pre-market Approval Pathway

A PMA application must be submitted to the FDA if the device cannot be cleared through the 510(k) process. The PMA application process is much more demanding than the 510(k) pre-market notification process. A PMA application must be supported by extensive data, including but not limited to technical information, preclinical data, clinical trials, manufacturing information and labeling to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device.

Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices which have a new intended use or use advanced technology, are Class III devices that almost always require formal clinical studies. The PMA application, which is intended to demonstrate safety and efficacy, must contain data from clinical trials and a full description of the device and its components, the methods, facilities and controls used for manufacturing, and the proposed labeling. If the FDA determines that a PMA application is sufficiently complete to permit a substantive review, the FDA will accept the application for review. The Federal Food, Drug, and Cosmetic Act permits a modular review approach, whereby applicants are allowed to submit discrete sections of the PMA for review after each is completed.

The FDA has 180 days to review a PMA application, although the review of an application generally occurs over a significantly longer period of time and can take up to several years. During this review period, the FDA may request additional information or clarification of the information already provided. Also, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA will conduct a pre-approval inspection of the manufacturing facility to ensure compliance with quality system regulations.

510(k) Clearance Pathway

When a 510(k) clearance is required, we must submit a pre-market notification to the FDA demonstrating that our proposed device is substantially equivalent to a previously cleared and legally marketed 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of a PMA application. By regulation, the FDA is required to clear or deny a 510(k) pre-market notification within 90 days of submission of the application. As a practical matter, clearance often takes significantly longer. The FDA may require further information, including clinical data, to make a determination regarding substantial equivalence. If the FDA determines that the device, or its intended use, is not substantially equivalent to a previously-cleared device or use, the FDA will place the device, or the particular use, into Class III.

Clinical Trials

Clinical trials are almost always required to support PMA approval and are sometimes required for 510(k) clearance. In the United States, these trials generally require submission of an application for an investigational device exemption, or IDE, to the FDA. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE must be approved in advance by the FDA for a specific number of patients unless the product is deemed a non-significant risk device eligible for more abbreviated IDE requirements. Clinical trials for significant risk devices may not begin until the IDE application is approved by the FDA and the appropriate institutional review boards, or IRBs, at the clinical trial sites. Any clinical trials we may do must be conducted under the oversight of an IRB at the relevant clinical trial sites and in accordance with the FDA regulations, including but not limited to those relating to good clinical practices. We are also required to obtain patients’ informed consent that complies with both the FDA requirements and state and Federal privacy regulations. Failure to meet these standards can result in the clinical data not being accepted by the FDA. If we are required to pursue an IDE in the future, we will need to enroll patients in a feasibility study to evaluate the safety and effectiveness of the intended product for its intended indication. A feasibility study involves a limited number of patients and is the first opportunity to evaluate device performance in humans under clinical conditions. It is used to gather information on treatment methods of using a new device, clinical measures to be used in a pivotal study, and evaluate features that may be modified to optimize use of the device. If the study results are favorable, we will be required to conduct a larger, pivotal, study to demonstrate the device’s safety and effectiveness. A pivotal study usually involves a larger population at multiple locations and is designed to provide objective evidence of effectiveness based on significant clinical outcomes. If any pivotal trial conducted by us in the future is successful, all the study data will form the clinical basis of the applicable PMA application for FDA approval of the intended product.

We, the FDA or the IRB at each site at which a clinical trial is being performed may suspend a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the benefits. Even if a trial is completed, the results of clinical testing may not demonstrate the safety and effectiveness of the device, may be equivocal or may otherwise not be sufficient to obtain PMA approval of the product. Similarly, in Europe the clinical study must be approved by the local ethics committee and in some cases, including studies with high-risk devices, by the Ministry of Health in the applicable country.

Pervasive and Continuing Regulation

After a device is placed on the market, numerous regulatory requirements continue to apply. These include:

•	the FDA’s QSR requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process;

•	labeling regulations and the FDA prohibitions against the promotion of products for uncleared or unapproved uses (known as off-label uses), as well as requirements to provide adequate information on both risks and benefits during promotion of the product;

•	clearance or approval of product modifications that could significantly affect safety or efficacy or that would constitute a major change in intended use;

•	medical device reporting, or MDR, regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur;

•	post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device; and

•	the FDA’s recall authority, whereby it can ask, or under certain conditions order, device manufacturers to recall from the market a product that is in violation of governing laws and regulations.

After a device receives 510(k) clearance or PMA approval, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, will require a new clearance or approval. The FDA requires each manufacturer to review changes that it makes and determine whether they are of a type that would require a new 510(k) or PMA filing. This determination must be documented by us. While we make this determination initially, the FDA can review any such decision and can disagree with a manufacturer’s determination. The FDA may also make this determination on its own initiative. The MDR regulations require that we report to the FDA any incident in which our product may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury. We have not filed any MDR reports to the FDA for Model 615 since we started selling the product.

We have registered with the FDA as a medical manufacturer. The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA to determine our compliance with the QSR and other regulations, and these inspections may include the manufacturing facilities of our suppliers.

Promotion and Advertising Restrictions

We may promote and advertise Model 615 only for emergency use. However, physicians may prescribe Model 615 for uses that are not described in its FDA-approved labeling and for uses that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for some patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, strictly prohibit a manufacturer’s communications regarding off-label uses. Companies cannot actively promote FDA-approved devices for off-label uses. If the FDA believes we are promoting Model 615 for off-label uses, we could be subject to negative publicity, warning letters, fines, civil and criminal penalties, injunctions and product seizures.

ITEM 1A—RISK FACTORS

Risks Relating to the Early Stage of our Company, our Financial Position and our Need for Additional Capital

We are an early stage company and have a history of net losses. Currently, we have one product that we manufacture and make available for commercial sale, and to date we have not generated any significant product revenue. As a result, we expect to continue to incur substantial net losses for the foreseeable future, which raises substantial doubt about our ability to continue as a going concern.

We were incorporated on January 15, 2004 and we do not have a long operating history or realized any substantial revenues. We do not have any sufficient operating history upon which an evaluation of our future success or failure can be made. Our accumulated deficit from inception through December 31, 2011 was $13,430,659 and we have an overall deficit of $2,777,139 in stockholders’ equity as of December 31, 2011.

We have devoted most of our financial resources to research and development, FDA and other regulatory approvals, and the development of our production capability. We have had limited revenues from our launch product, the OxySure Model 615. We expect to continue to incur research and development expenses as well as significant expenses related to investment in sales and marketing and organizational growth in the foreseeable future related to the ongoing product development, completion of new development and commercialization of our products. In addition, if we are required by applicable regulatory authorities, including the FDA, to perform studies related to any future products, our expenses will increase beyond expectations and the timing of any potential product approval may be delayed. We also expect an increase in our expenses associated with our manufacturing and the commercialization of future products, if any. In addition, we expect to continue to incur costs to support operations as a public company. As a result, we may continue to incur substantial net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. We expect our net losses to continue into the foreseeable future. There is no assurance our future operations will result in profitable revenues.

Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to:

•	raise additional funds from debt and/or equity;
•	raise awareness and achieve widespread market acceptance of our technology and our products;
•	identify and pursue channels and mediums through which we will be able to market and sell our products, including distributors and retailers;
•	attract and retain performing employees;
•	lower our production costs significantly;
•	obtain any regulatory approvals where needed to market our products, including approvals in international markets;
•	procure and maintain on commercially reasonable terms relationships with third parties for the supply of services, parts and other manufacturing inputs; and
•	manage growth by managing administrative overhead.

Because of the numerous risks and uncertainties associated with medical device product development, we are unable to accurately predict the timing or amount of substantial expenses or when, or if, we will be able to achieve or maintain profitability. We have financed our operations primarily through the sale of equity securities and debt financings. The size of our future net losses will depend, in part, on the rate of growth of our expenses and the rate of growth of our revenues. If we are unable to develop and commercialize our other product candidates or if sales revenue from Model 615 and our existing offerings are insufficient, we will not achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability.

As a result of the foregoing circumstances our independent registered public accounting firm has included, and is likely in the future to include, an explanatory paragraph in their audit opinions based on substantial uncertainty regarding our ability to continue as a going concern. An audit opinion of this type may interfere with our ability to obtain debt or equity financing in the future.

We are at a very early operational stage and our success is subject to the substantial risks inherent in the establishment of a new business venture.

The implementation of our business strategy is in a very early stage. We only produce one product, a portable emergency oxygen device, and the commercialization of this product is in its infancy. Our intended markets may not adopt this product, and it may not be commercially successful. We intend to develop additional product candidates but none have proven to be commercially viable or successful. Our business and operations should be considered to be in a very early stage and subject to all of the risks inherent in the establishment of a new business venture. Accordingly, our intended business and operations may not prove to be successful in the near future, if at all. Any future success that we might enjoy will depend upon many factors, several of which may be beyond our control, or which cannot be predicted at this time, and which could have a material adverse effect upon our financial condition, business prospects and operations and the value of an investment in our company.

We have a very limited operating history and our business plan is unproven and may not be successful.

Our company was formed in January 2004, but we only began commercial product shipment of our first product in earnest in 2008 after we moved into our new, purpose built production facility. Since January 2004, our primary activities have been research and development, the obtainment of our FDA approval, the identification of collaborative partners, intellectual property protection such as patent applications and capital raising activities. We have not licensed or sold any substantial amount of products commercially and do not have any definitive agreements to do so. We have not proven that our business model will allow us to identify and develop commercially feasible products.

We have limited organizational and management resources.

Our management and organizational resources are limited, and this may adversely impact our ability to execute our business plan, successfully continue the commercialization of our portable emergency oxygen device, maintain regulatory compliance, or capitalize on market opportunities, if any. We have significant intellectual capital invested in our current employees and management, and any loss in organizational resources may have an adverse impact on our business. In particular, we have been, and we expect to continue to be reliant on, the experience and talents of our CEO and President, Mr. Ross.

We may have difficulty raising additional capital, which could deprive us of necessary resources.

We expect to continue to devote significant capital resources to provide working capital, and to fund sales and marketing as well as research and development. In order to support the initiatives envisioned in our business plan, we will need to raise additional funds through the sale of assets, public or private debt or equity financing, collaborative relationships or other arrangements. Our ability to raise additional financing depends on many factors beyond our control, including the state of capital markets, the market price of our common stock and the development or prospects for development of competitive technology by others. Because our common stock is currently traded on the OTCBB and trading volumes are minimal, many investors may not be willing to purchase it or may demand steep discounts. Sufficient additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock.

We have promissory notes in the amount of $251,407 outstanding to our landlord that have matured on December 31, 2011. We have commenced negotiations with our landlord regarding the conversion of this amount into restricted shares of our common stock, or otherwise to extend the maturity of the loans, or both. There can be no assurance that we will be successful in doing so, or that we will be able to do so on commercially reasonable or acceptable terms. On March 4, 2011 Vencore Solutions, LLC, a lease provider of us agreed to provide us a payment moratorium, which was to continue until the earlier to occur of (i) the execution and completion of a mutually agreed upon cash settlement ("Settlement"), or (ii) the execution of a mutually agreed upon repayment plan ("Plan") or February 29, 2012. As of the date hereof, we have not completed a Settlement or a Plan, and there can be no assurance that we will be successful in doing so, or that we will be able to do so on commercially reasonable or acceptable terms.

We expect to raise additional capital during 2012 and 2013, but we do not have any firm commitments for additional funding. If we are unsuccessful in raising additional capital, or the terms of raising such capital are unacceptable, we may suffer liquidity issues that may have a material adverse impact on our ability to continue operations or we may have to modify our business plan and/or significantly curtail our planned activities and other operations.

Failure to effectively manage our growth could place strains on our managerial, operational, and financial resources and could adversely affect our business and operating results.

Our growth has placed, and is expected to continue to place, a strain on our managerial, operational and financial resources. Further, we will be required to manage those multiple relationships. Any further growth by us or an increase in the number of our distributors, strategic relationships or alliances will increase this strain on our managerial, operational and financial resources. This strain may inhibit our ability to achieve the timely execution necessary to implement our business plan, and could have a material adverse effect upon our financial condition, business prospects and operations and the value of our stock.

Our success is dependent on key personnel.

Our ability to succeed is substantially dependent on the performance of our officers and directors. Our success also depends on our ability to attract, hire, retain and motivate future officers and key employees. The loss of the services of any of these executive officers or other key employees could have a material adverse effect on our business, prospects, financial condition and results of operations. We have entered into employment agreements with our executive officers and key employees. We currently have no “Key Person” life insurance policies. Our future success may also depend on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, sales, marketing and customer service personnel. We have been, and we expect to continue to be reliant on, the experience and talents of our CEO and President, Mr. Ross.

Competition for such personnel is intense, and there can be no assurance that we will be able to successfully attract, assimilate or retain sufficiently qualified personnel. The failure to attract and retain the necessary technical, managerial, sales, marketing and customer service personnel could have a material adverse effect on our business, prospects, and financial condition.

Risks Relating to our Research and Development Business

There are substantial inherent risks in attempting to commercialize new technological applications, and, as a result, we may not be able to successfully develop additional products or technology for commercial use.

We conduct ongoing development on our portable emergency oxygen device, and we conduct research and development of products in various vertical markets and industries. Historically, our product development team has worked on developing technology and products in various stages. However, commercial feasibility and acceptance of such product candidates are unknown. Scientific research and development requires significant amounts of capital and takes an extremely long time to reach commercial viability, if at all. Other than our portable emergency oxygen device, to date, our research and development projects have not produced commercially viable applications, and may never do so. Even our portable emergency oxygen device may not prove to be commercially viable in the long term. During the research and development process, we may experience technological barriers that we may be unable to overcome. Because of these uncertainties, it is possible that none of our product candidates will be successfully developed. If our portable emergency oxygen device fails to achieve widespread commercial success, or we are unable to successfully develop new products or technology for commercial use, we will be unable to generate revenue or build a sustainable or profitable business.

We will need to achieve commercial acceptance of our applications to generate revenues and achieve profitability.

While we began shipping our portable emergency oxygen device in earnest during 2008, there can be no assurance that there will be market acceptance for our portable emergency oxygen device, its need, or its use, and there can be no assurance of its commercial acceptance or profitability. While we intend to develop additional products, even if our research and development yields technologically feasible applications, we may not successfully develop commercial products, and even if we do, we may not do so on a timely basis. If our research efforts are technologically successful, it could take years before this technology is commercially viable. During this period, superior competitive technologies may be introduced or customer needs may change, which will diminish or extinguish the commercial uses for our applications. We cannot predict when significant commercial market acceptance for our portable emergency oxygen device or any of our potential new products will develop, if at all, and we cannot reliably estimate the projected size of any such potential market. If markets fail to accept our portable emergency oxygen device or any new products we may develop, we may not be able to generate revenues from the commercial application of our products and technologies. Our revenue growth and achievement of profitability will depend substantially on our ability to have our portable emergency oxygen device and any new products we may introduce be accepted by customers. If we are unable to cost-effectively achieve acceptance of our products and technology by customers, or if the associated products do not achieve wide market acceptance, our business will be materially and adversely affected.

We will need to establish relationships with collaborative and development partners to fully develop and market our existing and new products.

We do not possess all of the resources necessary to develop and commercialize existing and new products on a mass scale resulting from or that may result from our technologies. Unless we expand our product development capacity and enhance our internal marketing capability, we will need to make appropriate arrangements with collaborative partners to develop and commercialize current and future products.

If we do not find appropriate partners, our ability to develop and commercialize products could be adversely affected. Even if we are able to find collaborative partners, the overall success of the development and commercialization of product candidates in those programs will depend largely on the efforts of other parties and is beyond our control. In addition, in the event we pursue our commercialization strategies through collaboration, there are a variety of attendant technical, business and legal risks, including, but not limited to:

•	a partner would likely gain access to our proprietary information, potentially enabling the partner to develop products without us or design around our intellectual property;

•	we may not be able to control the amount and timing of resources that our partners may be willing or able to devote to the development or commercialization of our product candidates or to their marketing and distribution; and

•	disputes may arise between us and our partners that will result in the delay or termination of the research, development or commercialization of our products and product candidates or that may result in costly litigation or arbitration that diverts our resources.

The occurrence of any of the above risks could impair our ability to generate revenues and harm our business and financial condition.

We rely on third parties to manufacture many of our product parts and subassemblies and we expect to rely on third parties for new product candidates and our business will suffer if they do not perform.

Our production activity is primarily focused on the final assembly of our portable emergency oxygen device, and we outsource the manufacturing of most of the parts, components or subassemblies. We expect to continue to utilize this manufacturing model for this product as well as for new product candidates. As a result, we do not expect to manufacture many of our products and product inputs and will engage third party contractors, molders and packagers to provide manufacturing or contract manufacturing, molding or production services. If our contractors do not operate in accordance with regulatory requirements and quality standards, our business will suffer. We expect to use or rely on components and services that are provided by sole source suppliers. The qualification of additional or replacement vendors is time consuming and costly. If a sole source supplier has significant problems supplying our products or product inputs, our sales and revenues will suffer until we find a new source of supply.

Our production process is very labor intensive.

Due to resource constraints and current limitations in our production process, our production process is very labor intensive. We hope in the future to increase the level of automation in our process, and if we do, there is no assurance that we will be able to realize any production efficiencies through such automation. If we are not able to automate our processes or do not realize any production efficiencies though automation, we may need a larger production force, and if we do, our production costs may rise. Furthermore, if our production process stays labor intensive then our production cycle times may be slower which will prevent us from responding to large orders effectively and timeously. We may elect to outsource some or all of our production process in an effort reduce costs and increase production capacity. If we do, we may experience quality issues and long production lead times, which will adversely impact customer satisfaction and sales. In addition, quality issues may lead to enforcement action by the FDA.

Moving to higher production volumes could be accompanied by quality problems.

To date, we have produced and shipped limited quantities of our first product, the portable emergency oxygen device. In the event that demand for this product increases, we will have to accommodate such increases in demand by increasing our production throughput. There can be no assurance that we would be successful in increasing our production throughput in response to any increases in demand, or that we would not suffer losses in product quality. Any upward pressure on production capacity requirements may have an adverse impact on quality, production cost and delivery times. Furthermore, we may seek to outsource some, part or all of our production process to meet demand. Any such outsourcing of production may have an adverse impact on quality, production cost and delivery times.

We rely on third parties for the sales and distribution of our products, who may not be successful in selling our products, or who may not perform to their sales commitments or obligations.

We currently do not have adequate resources to market, sell and distribute any products outside of the U.S. and engage third party marketing and distribution companies to perform these tasks. We also do not have adequate resources to effectively market, sell and distribute products in the U.S. While we believe that distribution partners will be available, we cannot assure you that the distribution partners, if any, will succeed in selling our products. We may not be able to maintain satisfactory arrangements with our sales and distribution partners, who may not devote adequate resources to selling our products.

Our distribution partners may not honor their agreements with us or they may not honor the provisions of the sales quotas or minimum sales requirements prescribed in those agreements, where applicable. Our Brazilian and South African distributors have minimum sales commitments with us that they have not met. While we may have remedies available to us under our distribution agreements with our South African and Brazilian distributors, we have elected not to seek the relief provided by those remedies. There can be no assurance that these distributors, or any other distributors in the future will adhere to their minimum sales commitments to us, if any.

If any of these situations occurs or remains unresolved, we may not be able to successfully market and sell our products, which would decrease or eliminate our ability to generate revenues.

We may not be successful at marketing and selling our technology or products.

We began commercializing our first product, our portable emergency oxygen device, in earnest in early 2008. We also intend to develop additional products and technologies for various vertical market applications. We may not be able to market and sell our technology or products and any financial or research efforts we exert to develop, commercialize or promote such products may not result in revenue or earnings.

We may not be able to compete with better-established competitors.

While our portable emergency oxygen device is a medical device, it is targeted at commercial, education and government markets, as well as consumer markets. In addition, our intended future products are targeted at various commercial, education, government and consumer markets. The industries in which we operate, which include, but are not limited to, the medical device and biotechnology industries, are intensely competitive. Most of our competitors have significantly greater financial, technical, manufacturing, marketing and distribution resources as well as greater industry experience than we have. The particular medical conditions, illnesses or diseases our portable emergency oxygen device and future product lines are intended to address can also be addressed by other medical devices, products, procedures or drugs. Many of these alternatives are widely accepted by physicians and our target customers and have a long history of use. Physicians and target customers may use our competitors’ products and/or our products may not be competitive with other technologies. If these things happen, our sales and revenues will be adversely impacted. In addition, our current and potential competitors may establish cooperative relationships with large medical equipment companies or companies with competitive technologies to gain access to greater research and development or marketing resources. Competition may result in price reductions, reduced gross margins and loss of market share.

Our products may be displaced by newer technology.

The medical device and biotechnology industries are undergoing rapid and significant technological change. Third parties may succeed in developing or marketing technologies and products that are more effective than those developed or marketed by us, or that would make our technology and products obsolete or non-competitive. Additionally, researchers and engineers could develop new technologies and products that could replace our technologies and products or reduce their importance. Accordingly, our success will depend, in part, on our ability to respond quickly to medical and technological changes through the development and introduction of new products. We may not have the resources to do this. If our product candidates become obsolete and our efforts to develop new products do not result in any commercially successful products, our sales and revenues will suffer.

We may not have sufficient legal protection against infringement or loss of our intellectual property and we may lose rights to our licensed intellectual property if diligence requirements are not met.

Our success depends, in part, on our ability to secure and maintain patent protection, to preserve our trade secrets, and to operate without infringing on the patents of third parties. While we intend to protect our proprietary positions by filing United States and foreign patent applications for our important inventions and improvements, domestic and foreign patent offices may not issue these patents.

To date we have filed various patents with respect to our technology and product candidates. Some of these applications include applications for provisional patents which are not reviewed by the United States Patent and Trademark Office (“PTO”) and will not result in the issuance of a patent, unless a regular patent application is filed within one year after the filing of the provisional patent application. Generally, our provisional patent applications do not contain all of the detailed design and other information required by a regular patent application. As a result, it may be uncertain whether the description of the invention in a provisional patent meets the “best mode and enablement” requirements for issuance of a patent. Failure to adequately describe the invention may result in the loss of certain claims. Although we intend to file regular patent applications with respect to any of our provisional patent applications, such filings require substantial expenditures of management time and legal fees. If we do not have the funds or resources to prepare, file and maintain patent applications, we could lose proprietary rights to our technology.

Even if we file patent applications and patents are issued, third parties may challenge, invalidate, or circumvent our patents or patent applications in the future. Competitors, many of which have significantly more resources than we have and have made substantial investments in competing technologies, may apply for and obtain patents that will prevent, limit, or interfere with our ability to make, use, or sell our products either in the United States or abroad.

In the United States, patent applications are secret until patents are issued, and in foreign countries, patent applications are secret for a time after filing. Publications of discoveries tend to significantly lag the actual discoveries and the filing of related patent applications. Third parties may have already filed applications for patents for products or processes that will make our products obsolete or will limit our patents or invalidate our patent applications.

We require our employees, consultants, advisers and suppliers to execute confidentiality and assignment of invention agreements in connection with their employment, consulting, advisory, or supply relationships with us. They may breach these agreements and we may not obtain an adequate remedy for breach. Further, third parties may gain access to our trade secrets or independently develop or acquire the same or equivalent information.

We could be damaged by product liability claims.

Our portable emergency oxygen device is intended for use by laypersons, without any training requirements. If one of our products malfunctions or a person misuses it and injury results to a user or operator, the injured party could assert a product liability claim against our company. While we currently carry a limited amount of product liability insurance in the amount of $2 million, it may not sufficiently shield us from any potential product liability claims, and we might not have sufficient funds available to pay any successful claims in excess of the limits of our insurance. Furthermore, any potential product liability claim may lead to our product liability insurance being cancelled, or we may not be able to obtain such insurance at a rate that is acceptable to us or at all. Because personal injury claims based on product liability may be very large, an underinsured or an uninsured claim could financially damage our company.

We may encounter unforeseen costs in supplying products.

Our estimates of the costs and time to be consumed in receiving components or input products supplied by outside vendors or third party companies may not be accurate. There can be no assurance that we will not experience supply chain issues such as supply interruptions, fluctuations in supply or demand, or fluctuations in shipping costs caused by fluctuations in fuel costs. If we were to experience such supply issues, they may have a material adverse effect on our business and operations. We may not be able to transfer any adverse cost variations to our customers.

Risks Relating to the Regulatory Environment

We may have compliance issues with the FDA which could prevent or delay our ability to generate revenues.

Our primary product, the portable emergency oxygen device is considered a Class II medical device by the FDA.

The FDA regulations govern the following activities that we perform, or that are performed on our behalf, to ensure that medical devices distributed domestically or exported internationally are safe and effective for their intended uses:

•	product design, development and manufacture;
•	product safety, testing, labeling and storage;
•	pre-marketing clearance or approval;
•	record keeping procedures;
•	product marketing, sales and distribution; and
•	post-marketing surveillance, complaint handling, medical device reporting, reporting of deaths or serious injuries and repair or recall of products.

Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions:

•	warning letters, untitled letters, fines, injunctions, consent decrees, and civil penalties;
•	repair, replacement, refunds, recall, or seizure of our products;
•	operating restrictions, partial suspension or total shutdown of production;
•	refusing our requests for 510(k) clearance or Pre-market Approval (“PMA”) of new products, new intended uses or modifications to existing products;
•	withdrawing 510(k) clearance or PMA approvals that have already been granted; and
•	criminal prosecution.

We may face problems related to the Department of Transportation regarding the shipment of our product which could potentially increase our shipping costs and limit our revenue potential.

The U.S. Department of Transportation (“DOT”) issued an interpretation letter on October 3, 2008 determining that our primary product, the portable emergency oxygen device, should be classified as “Oxygen Generator, Chemical, UN3356” for the purposes of shipment. As a result of this interpretation, we are required to maintain at least one certified shipping personnel on staff to conduct shipping from our warehouse. This DOT interpretation also requires us to put certain hazardous materials labeling on our packages upon shipment.

Furthermore, delivery and logistics providers such as United Parcel Service (“UPS”) and Federal Express typically charge a hazardous materials fee (“hazmat fee”) for products shipped with a UN3356 designation. These issues have caused us to experience problems related to shipping, including the following:

•	To date, we have typically passed any shipping hazmat fees on to our customers, but we have experienced customer resistance to these fees.
•	During the period that we are shipping under the UN3356 shipping designation, the OxySure Model 615 can be transported by all modalities, including rail, road, ocean, and air. However, when transported by air it has to be: (i) transported on cargo aircraft; (ii) appropriately labeled; and (iii) no more than 25 kilograms gross in weight. However, several air cargo transporters have declined to transport “chemical oxygen generators,” especially internationally. This has caused problems for us in shipping limited quantities of products by air to international destinations.

During the period that we are shipping under the UN3356 shipping designation, we may not be able to continue to pass the hazmat fees on to our customers. If we elect to absorb these hazmat fees, it may significantly increase our shipping costs. If we continue to pass these hazmat fees on to our customers, it may limit our revenue potential. Further, during the period that we are shipping under the UN3356 shipping designation we could suffer a temporary or permanent suspension of our ability to ship our products if we were to fail to comply with the applicable shipping requirements, which could result in a total loss or large decrease in the sales of our product. A permanent suspension of our ability to ship could result from, without limitation, repeated, gross violations of applicable regulations that have remained uncured, while we are shipping under the UN3356 shipping designation.

While the FDA has deemed the Model 615 sufficiently safe for over the counter purchase by lay persons, and while we have obtained independent, third party validation of the non-hazardous nature of Model 615, we are required, for shipment purposes, to comply with requirements of this interpretation letter until we can obtain a Special Permit or other similar relief, removing these shipping requirements. We intend to pursue such a Special Permit or other similar relief. However, there can be no assurance that we will be able to obtain such a Special Permit or that we will be able to obtain some other, similar relief from DOT. If we are able to obtain such a Special Permit or other similar relief, there can be no assurance that it won’t take a very long time to achieve. Any delay or inability to obtain such a Special Permit or other, similar relief could have a material adverse impact on the marketability of our product, which in turn could limit our revenue potential.

We are subject to regulations and limitations set forth by the Federal Aviation Administration which could limit our ability to generate revenues.

The Federal Aviation Administration (“FAA”) maintains control over any oxygen devices that are carried by commercial aircraft, either as commercial cargo, passenger luggage or as passenger on-board items. The DOT interpretation letter dated October 3, 2008 determined that our primary product, the portable emergency oxygen device should be classified as “Oxygen Generator, Chemical, UN3356” for the purposes of shipment. This means, in part, that the product can only be shipped on cargo aircraft and cannot be carried on board commercial aircraft unless the FAA grants us specific approval for our product to be allowed on commercial aircraft. Currently, we have not sought approval from the FAA for passengers to carry our portable emergency oxygen device on board commercial aircraft. We intend to seek approval by the FAA for passengers to be allowed to carry our portable emergency oxygen device on board commercial aircraft. There can be no assurance that we will be able to obtain such approval. If we are able to obtain such approval, there can be no assurance that it won’t take a long time to obtain. Any delay or inability to obtain such FAA approval could have a material adverse impact on the marketability of our product and could limit our revenue potential.

We may face problems or delays in obtaining regulatory approval in international markets which could prevent or delay our ability to generate revenues.

As a medical device, our product is highly regulated. We anticipate that most of the international markets we expect to operate in will require some sort of regulatory approval. There can be no assurance that we will be able to obtain the regulatory approvals we will need to operate in our intended international markets. If we do pursue such regulatory approvals, it may take a long time to obtain. Further, we are generally reliant on third parties to pursue and obtain regulatory approvals in international markets, including our distribution partners in those markets. There can be no assurance that these partners will pursue these approvals timeously, if at all. Our South African distributor has not obtained approval from the South African Medicines Control Council for the marketing and sale of Model 615 in South Africa.

Risks Relating to Owning our Common Stock

Our common stock is traded over the counter, which may deprive stockholders of the full value of their shares.

While we intend to move the quotation of our common stock to a more senior exchange as soon as practicable, our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”). There can be no assurance that we will be successful in listing on a more senior exchange. Because we are on the OTCBB, our common stock has very few market makers, low trading volumes and larger spreads between bid and asked prices than securities listed on an exchange such as the New York Stock Exchange or the NASDAQ Stock Market. These factors may result in higher price volatility and less market liquidity for our common stock.

If our stock price drops significantly, we may become subject to securities litigation that could result in a harmful diversion of our resources.

In the past, following periods of volatility in the market price of a particular company’s stock, securities class action litigation has been brought against such companies. Any litigation arising from the volatility in the price of our common stock could have an adverse effect upon our business, financial condition, and results of operations.

The share prices of our common stock may not bear any relationship to our book value.

The share prices of our common stock may not bear any direct relationship to the value of our physical assets, our book value, or any other general accepted criteria of valuation. Additionally, the share prices for our common stock may be highly volatile as has been the case with the securities of other companies in emerging businesses. Factors such as our financial results, the introduction of new products or services, the strength of our competitors, and various factors affecting our industry generally, may have a significant impact on the share price of our securities. In recent years, the stock market has experienced a high level of price and volume volatility. Market prices for the securities of many companies, particularly of small and emerging growth companies like ours whose common stock is traded in the over-the-counter market, have experienced wide price fluctuations which have not necessarily been related to the operating performance of these companies.

A low share price severely limits the potential market for our common stock.

Our common stock has been trading at a price below $5.00 per share, subjecting trading in the stock to certain Securities and Exchange Commission (“SEC”) rules requiring additional disclosures by broker-dealers. These rules generally apply to any non-NASDAQ equity security that has a market price per share of less than $5.00 per share, subject to certain exceptions (a “penny stock”). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and institutional or wealthy investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our common stock.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the penny stock rules promulgated by the SEC, which are discussed in the immediately preceding risk factor, Financial Industry Regulatory Authority (“FINRA”) rules require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the ability to buy and sell our stock and have an adverse effect on the market value for our shares.

An investor’s ability to trade our common stock may be limited by trading volume.

A consistently active trading market for our common stock may not develop on the OTCBB. A limited trading volume may prevent our shareholders from selling shares at such times or in such amounts as they may otherwise desire.

We have a concentration of stock ownership and control, which may have the effect of delaying, preventing, or deterring a change of control.

Our common stock ownership is highly concentrated. Through their ownership of shares of our common stock and preferred stock, two individuals, our President, Julian T. Ross and Donald Reed, a member of our Board of Directors, beneficially own 90.2% of our total outstanding shares of common stock and preferred stock. This amount includes warrants, options, and convertible notes held by JTR Investments, Limited and Agave Resources, LLC. As a result of the concentrated ownership of the stock, these two stockholders, acting together, will be able to control all matters requiring stockholder approval, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company. It could also deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and it may affect the share price of our common stock.

Failure to design, implement and maintain effective internal controls could have a material adverse effect on our business and stock price.

As a public company, we have significant requirements for enhanced financial reporting and internal controls. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. If we are unable to establish or maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our financial statements and harm our operating results. Testing and maintaining internal controls may divert our management’s attention from other matters that are important to our business. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 or our independent registered public accounting firm may not issue a favorable assessment. If either we are unable to conclude that we have effective internal control over financial reporting or our independent registered public accounting firm are unable to provide us with an unqualified report, investors could lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Our lack of sufficient personnel creates a material weakness in our internal controls. If we fail to implement a remediation plan to cure our lack of internal controls over our financial reporting, we may lose credibility with investors and the market price of our common stock may be adversely impacted.

While there are internal controls and procedures in place that relate to financial reporting and the prevention and detection of material misstatements, it is our management’s opinion that a material weakness in the financial reporting process resulted from insufficient personnel. We are currently working to improve our internal financial reporting controls. We plan to continue to assess our internal controls and procedures and intend to take further action as necessary or appropriate to address our material weaknesses, including to effect ongoing compliance with Section 404 of the Sarbanes-Oxley Act of 2002. The existence of a material weakness is an indication that there is a more than remote likelihood that a material misstatement of our financial statements will not be prevented or detected in a future period while that material weakness continues to exist. The process of designing and implementing effective internal controls and procedures is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future. In the event that we cannot implement a remediation plan in a timely manner, investors and others may lose confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our stock.

Our board of directors has the authority to issue shares of “blank check” preferred stock, which may make an acquisition of our company by another company more difficult.

We may in the future adopt certain measures that may have the effect of delaying, deferring or preventing a takeover or other change in control of our company that a holder of our common stock might consider in its best interest. Specifically, our board of directors, without further action by our stockholders, currently has the authority to issue shares of preferred stock and to fix the rights (including voting rights), preferences and privileges of these shares (“blank check” preferred). Such preferred stock may have rights, including economic rights, senior to our common stock. As a result, the issuance of the preferred stock could have a material adverse effect on the price of our common stock and could make it more difficult for a third party to acquire a majority of our outstanding common stock.

Because we will not pay dividends in the foreseeable future, stockholders will only benefit from owning common stock if it appreciates.

We have never paid dividends on our common stock and we do not intend to do so in the foreseeable future. We intend to retain any future earnings to finance our growth. Accordingly, stockholders will only benefit from owning our common stock if it appreciates.

We are likely to attempt to raise additional capital through issuances of debt or equity securities, which may cause our stock price to decline, dilute the ownership interests of our existing stockholders, and/or limit our financial flexibility.

Historically we have financed our operations through the issuance of equity securities and debt financings, and we expect to continue to do so for the foreseeable future. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution of their ownership interests. Debt financing, if available, may involve restrictive covenants that limit our financial flexibility or otherwise restrict our ability to pursue our business strategies. Additionally, if we issue shares of common stock, or securities convertible or exchangeable for common stock, the market price of our existing common stock may decline. There can be no assurance that we will be successful in obtaining any additional capital resources in a timely manner, on favorable terms, or at all.

ITEM 1B—UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2—PROPERTIES

We do not own any property at the present time and have no agreements to acquire any property. Our executive offices are located at 10880 John W. Elliot Drive, Suite 600, Frisco Texas, 75033. The space is approximately 16,200 square feet, and comprises approximately 6,200 square feet of office space and approximately 10,000 square feet of production and warehouse space. This space was purpose built for our production needs. We believe that this space is adequate for our needs at this time, and we believe that we will be able to locate additional space in the future, if needed, on commercially reasonable terms. The lease expires October 15, 2012. The cost for the lease is as follows:

Lease Year	Base Rent per Square Foot of Rentable Area (per year)	Annual Base Rent	Monthly Base Rent
1	$8.50	$137,700.00	$11,475.00
2	$10.75	$174,150.00	$14,512.50
3	$12.00	$194,400.00	$16,200.00
4	$12.25	$198,450.00	$16,537.50
5	$12.50	$202,500.00	$16,875.00

ITEM 3—LEGAL PROCEEDINGS

We are not involved in any legal proceedings and we do not know of any legal proceedings, which are threatened or contemplated against us.

ITEM 4—REMOVED AND RESERVED

PART II

ITEM 5—MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price and Number of Stockholders

Since December 20, 2011 our common stock has been listed on the OTCBB under the symbol “OXYS.”

There has been no trading of our common stock during the last completed fiscal quarter, and no high and low sales are reportable.

As of March 29, 2012, there were approximately 82 holders of record of our common stock, and 33 holders of record of our Series A convertible preferred stock.  On March 29, 2012, the last sale price reported on the OTCBB for our common stock was $2.49 per share.

Dividend Policy

Since inception of OxySure, no dividends have been paid on our common stock. We intend to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

Repurchases of Common Stock

None.

Unregistered Sales of Equity Securities

No unregistered sales of equity securities were made during the period covered by this report that were not previously reported on a Current Report on Form 8-K or a Quarterly Report on Form 10-Q.

ITEM 6—SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with the financial statements and the related notes to those statements included in “Item 8 – Financial Statements and Supplementary Data.” This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” and elsewhere in this Annual Report on Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements.

Results of operations- Comparison of the years ended December 31, 2011 and 2010

The following table sets forth our condensed statement of operations data and presentation of that data as amount of change from period-to-period.

	For the year ended December 31,
	2011	2010	Increase/ (Decrease)	%Increase/ (Decrease)

Revenues, net	$185,209	$356,013	$(170,804)	-48%
Cost of goods sold	103,389	54,781	48,608	89%
Gross profit	81,820	301,232	(219,412)	-73%
Operating expenses
Selling, general and administrative	1,150,786	1,462,475	(311,689)	-21%
Loss from operations	(1,068,966)	(1,161,243)	92,277	-8%
Other income (expenses)
Other income (expense)	144,882	6,046	138,836	2296%
Interest expense	(608,316)	(423,760)	(184,556)	44%
Total other income (expenses)	(463,434)	(417,714)	(45,720)	11%
Net loss	$(1,532,399)	$(1,578,957)	$46,557	-3%

Revenue

We generate revenue primarily through the sale of Model 615 and related accessories and complimentary products through distribution partners and dealers.  Product revenue and percentage changes for the years ended December 31, 2011 and 2010, respectively, are as follows:

	For the year ended December 31,
	2011	2010	Increase/ (Decrease)	%Increase/ (Decrease)

Product Revenue, net	$185,209	$131,013	$54,196	41%

Product revenue increased during the twelve months ended December 31, 2011 primarily due to an increase in product sales recognized to our South African distributor, Afritex Medical Products (Pty) Ltd. (“Afritex”). Total revenues in 2010 included a non-recurring license fee of $225,000 received from Afritex, which is not included in product revenue.

Gross Profit

Gross profit as a percent of revenue was 44.2% and 84.6% for the years ended December 31, 2011 and 2010, respectively. This decrease was primarily due to the effect of a non-recurring upfront license fee of $225,000 received in 2010 from Afritex, our South African distributor. Excluding the effect of this non-recurring license fee, gross profit as a percent of revenue was 44.2% and 58.2% for the years ended December 31, 2011 and 2010, respectively.

Marketing and Sales Expenses

Marketing and sales expenses consisted primarily of personnel-related costs, including salaries commissions, and the costs of marketing programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs. Marketing and sales expenses and percentage changes for the years ended December 31, 2011 and 2010, respectively, are as follows:

	For the year ended December 31,
	2011	2010	Increase/ (Decrease)	%Increase/ (Decrease)

Marketing and sales expenses	$15,141	$282,128	$(266,987)	-95%

The decrease in marketing and sales expenses for the twelve months ended December 31, 2011 was primarily as a result of a non-recurring customer incentive of $270,000 provided to a distribution customer in March 2010.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for executive, administrative and production personnel, including stock-based compensation. Other general and administrative expenses include facility costs, legal and accounting services, other professional services, and consulting fees. General and administrative expenses and percentage changes for the years ended December 31, 2011 and 2010, respectively, are as follows:

	For the year ended December 31,
	2011	2010	Increase/ (Decrease)	%Increase/ (Decrease)

General and administrative expense	$1,094,374	$1,137,591	$(43,217)	-4%

The decrease in general and administrative expenses for the twelve months ended December 31, 2011 was primarily as a result of a decrease in depreciation expense, employee stock option expense and property taxes.

Interest expense

Interest expense increased approximately $184,557 in the twelve months ended December 31, 2011, primarily due to an increase in amortization expense related to debt discount amortization and the amortization of warrant fair values in connection with convertible notes. We had approximately $546,104 in non-cash amortization expense related to convertible notes in 2011, as compared to approximately $344,780 in non-cash amortization expense related to convertible notes in 2010. We incurred other non-cash interest expenses of $46,036 and $49,993 in 2011 and 2010, respectively, related to stated, accrued but unpaid interest on convertible loans.

Interest expenses and percentage changes for the years ended December 31, 2011 and 2010, respectively, are as follows:

	For the year ended December 31,
	2011	2010	Increase/ (Decrease)	%Increase/ (Decrease)

Interest expense:
Amortization of debt discount and warrant fair values related to convertible notes	$546,104	$344,780	$201,324	58%
Other Interest	62,212	78,980	$(16,767)	-21%
Total interest expense	$608,316	$423,760	$184,557	44%

Other income and expense

During the twelve months ended December 31, 2011, other income increased approximately $138,836 compared to the same period in the prior year. This increase was primarily due to the receipt of an economic incentive in the amount of $26,000 from the Frisco Economic Development Corporation, and gains recognized from the impairment of certain accounts payable and notes payable.

Liquidity, capital resources and plan of operation

We have incurred losses since our inception and as of December 31, 2011 we had an accumulated deficit of approximately $13,430,659 and a deficit in stockholders equity of approximately $2,777,139. We expect to continue to incur losses until we generate sufficient revenue to offset our expenses, and we anticipate that we will continue to incur net losses for the foreseeable future. We expect to incur increased expenses related to our commercialization of Model 615 and the development and commercialization of other product candidates and, as a result, we will need to generate significant net product sales, royalty and other revenues to achieve profitability.

Liquidity

Since inception, we have been engaged primarily in technology and product research and development, investigating markets for our products, developing manufacturing and supply chain partners, developing our production capability, and developing distribution, licensing and other channel relationships. In the course of funding these activities, we have sustained operating losses since inception and have an accumulated deficit of $13,430,659 at December 31, 2011. We have financed our operations since inception through the issuance of debt and equity securities and loans from stockholders. We had $315,833 and $308,594 of total current assets and negative working capital of $2,244,219 and $1,577,151 as of December 31, 2011 and 2010, respectively. We had a cash balance of approximately $65,118 as of December 31, 2011, as compared to $39,887 as of December 31, 2010. Our funds are kept in financial institutions located in the United States of America.

We generally provide our customers with terms of up to 30 days on our accounts receivable. In some cases we require prepayment, depending on history or credit review. Further, we generally require pre-payment on orders shipped to international destinations. Our accounts receivable, net of allowances for sales returns and allowance for doubtful accounts, were $2,758 and $349 as at December 31, 2011 and December 31, 2010, respectively.

We had total notes payable of $2,727,449 and $2,423,160 as of December 31, 2011 and December 31, 2010, respectively. The increase in total notes payable was primarily due to an increase in current notes payable, from $908,514 to $1,565,059 driven primarily by: (i) an increase in borrowings from JTR Investments Limited during the period; (ii) a reclassification of $422,850 in notes payable to JTR Investments Limited from long term to current; and (iii) a reclassification of maturing notes payable to our landlord, Sinacola Commercial Properties, in the amount of $251,407 from long term to current.

On April 3, 2007 we entered into a note agreement with the City of Frisco, Texas for $243,000 (the “Frisco Note”) pursuant to an economic incentive package provided through the Frisco Economic Development Corporation (“FEDC”). The note required varying annual principal payments through August 2012. The note was non-interest bearing; however, interest has been imputed at 12.18% per annum. Individual annual payments were to be forgiven if certain performance targets are achieved, which include criteria such as the number of full time employees, square feet occupied in the city of Frisco and the taxable value of business and personal property in the City of Frisco. The first annual payment for 2008 in the amount of $30,000 was forgiven and we recognized the entire $30,000 under “Other income” in the Statement of Operations and Accumulated Deficit for the year ended December 31, 2008. On March 22, 2011 we entered into an Amended and Restated Performance Agreement with the FEDC. In terms of the Amended and Restated Performance Agreement, the FEDC provided us with economic assistance in the form of the renewal and extension of the outstanding forgivable loan of $213,000 together with revised performance credits over 5 years, commencing on March 22, 2011 and ending on the earlier to occur of: (i) the full payment of the economic incentives; or (ii) March 31, 2016.

The renewed note requires varying annual principal payments through December 2015. The Frisco Note is non-interest bearing; however, interest has been imputed at 12.34% per annum. On December 1, 2011 we received the first performance credit from the FEDC in the amount of $26,000 pursuant to the Amended and Restated Performance Agreement. We recognized the entire $26,000 under “Other income” in the Statement of Operations and Accumulated Deficit for the year ended December 31, 2011.

The unamortized discount at December 31, 2011 was $52,752, and the net amount of the Frisco Note as at December 31, 2011 was $134,248. Future principal payments of the Frisco Note are as follows:

2012	39,000
2013	44,000
2014	52,000
2015	52,000
$187,000

During 2011 we issued notes to our landlord, Sinacola Commercial Properties related to the satisfaction of our rent obligations through December 2011, as follows:

Fifth Landlord Note; Sixth Landlord Note:

On March 23, 2011 we entered into a rent satisfaction agreement (the “2011 RSA”) with our landlord, Sinacola Commercial Properties, Ltd. (“Sinacola”). In terms of the 2011 RSA, certain of our rent obligations for the period January 1, 2011 through June 30, 2011 under our lease agreement, including base rent and deferred rent, are satisfied in full.

The Company issued Sinacola two Promissory Notes pursuant to the 2011 RSA, as follows:

Fifth Landlord Note: The first note (the “Fifth Landlord Note”) is a subordinated convertible note in the principal amount of $50,000. The Fifth Landlord Note carries no interest and is convertible, at Sinacola’s option, into our common stock at an exercise price of $1.00 per common share on the maturity date.

Sixth Landlord Note: The second note (the “Sixth Landlord Note”) is a subordinated convertible note in the principal amount of $50,000. The Sixth Landlord Note carries no interest and is convertible into our common stock at an exercise price of $1.50 per common share on the maturity date. However, if our common stock has traded at $1.50 or above for four (4) consecutive weeks on a nationally recognized market (based on daily closing prices) then the Sixth Landlord Note is convertible at our option.

Maturity Date – Each of the Fifth Landlord Note and the Sixth Landlord Note has a maturity date of June 30, 2013.

We also issued Sinacola with 65,000 penny warrants pursuant to the 2011 RSA (the “2011 Landlord Warrant”). The 2011 Landlord Warrant is convertible into 65,000 shares of our common stock, and is exercisable in whole or in part at any time on or before March 23, 2016 at an exercise price of $.01 per share.

In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from the Fifth Landlord Note and the Sixth Landlord Note were allocated based on the relative fair values of the notes without the warrants issued in conjunction with the notes and of the warrants themselves at the time of issuance. We recorded the relative fair value of the warrant issued in connection with the Fifth Landlord Note in the amount of $32,207 as a debt discount upon issuance, and we amortize this debt discount as interest expense over the life of the note. Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $17,793, at the time of issuance provided to the holder of the note, which we also amortize as interest expense over the life of the note. We recorded interest expense in the amounts of $19,306 and $0 for the years ended December 31, 2011 and December 31, 2010, respectively in connection with the Fifth Landlord Note. We recorded the relative fair value of the warrant issued in connection with the Sixth Landlord Note in the amount of $32,207 as a debt discount upon issuance, and we amortize this debt discount as interest expense over the life of the note. Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $15,540, at the time of issuance provided to the holder of the note, which we also amortize as interest expense over the life of the note. We recorded interest expense in the amounts of $18,436 and $0 for the years ended December 31, 2011 and December 31, 2010, respectively in connection with the Sixth Landlord Note.

Seventh Landlord Note; Eighth Landlord Note:

On August 15, 2011 we entered into a rent satisfaction agreement (the “Second 2011 RSA”) with Sinacola. In terms of the Second 2011 RSA, certain of our rent obligations for the period July 1, 2011 through December 31, 2011 under our lease agreement, including base rent and deferred rent, are satisfied in full.

We issued Sinacola two Promissory Notes pursuant to the Second 2011 RSA, as follows:

Seventh Landlord Note: The first note (the “Seventh Landlord Note”) is a subordinated convertible note in the principal amount of $50,050. The Seventh Landlord Note carries no interest and is convertible, at Sinacola’s option, into our common stock at an exercise price of $1.00 per common share on the maturity date.

Eighth Landlord Note: The second note (the “Eighth Landlord Note”) is a subordinated convertible note in the principal amount of $50,050. The Eighth Landlord Note carries no interest and is convertible into our common stock at an exercise price of $1.50 per common share on the maturity date. However, if the common stock has traded at $1.50 or above for four (4) consecutive weeks on a nationally recognized market (based on daily closing prices) then the Eighth Landlord Note is convertible at our option.

Maturity Date – Each of the Seventh Landlord Note and the Eighth Landlord Note has a maturity date of November 30, 2013.

We also issued Sinacola with 65,065 penny warrants pursuant to the Second 2011 RSA (the “Second 2011 Landlord Warrant”). The Second 2011 Landlord Warrant is convertible into 65,065 shares of our common stock, and is exercisable in whole or in part at any time on or before August 15, 2016 at an exercise price of $.01 per share.

In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from the Seventh Landlord Note and the Eighth Landlord Note were allocated based on the relative fair values of the notes without the warrants issued in conjunction with the notes and of the warrants themselves at the time of issuance. We recorded the relative fair value of the warrant issued in connection with the Seventh Landlord Note in the amount of $32,223 as a debt discount upon issuance, and we amortize this debt discount as interest expense over the life of the note. Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $17,827, at the time of issuance provided to the holder of the note, which we also amortize as interest expense over the life of the note. We recorded interest expense in the amounts of $6,370 and $0 for the years ended December 31, 2011 and December 31, 2010, respectively, in connection with the Seventh Landlord Note. We recorded the relative fair value of the warrant issued in connection with the Eighth Landlord Note in the amount of $32,223 as a debt discount upon issuance, and we amortize this debt discount as interest expense over the life of the note. Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $15,540, at the time of issuance provided to the holder of the note, which we also amortize as interest expense over the life of the note. We recorded interest expense in the amounts of $6,079 and $0 for the years ended December 31, 2011 and December 31, 2010, respectively in connection with the Eighth Landlord Note.

During the twelve months ended December 31, 2011 we obtained $441,042 in advances from JTR Investments, Limited (“JTR”) (all the tranches under this facility, collectively, the “JTR Senior Note”). Our CEO, President and CFO, Mr. Julian Ross controls JTR. The JTR Senior Note provides us with working capital to fund continuing operations up to a maximum of $2,000,000. The JTR Senior Note was originally set up in 2008, is senior to all our other obligations and has no interest payable. In connection with the JTR Senior Note, we issue JTR .47 penny warrants for every dollar drawn under the facility. As of December 31, 2011 and 2010 the outstanding balances under the JTR Senior Note were $1,104,656 and $696,464 respectively, net of any repayments.

As of December 31, 2011 and 2010 the total number of penny warrants issued to JTR pursuant to the JTR Senior Note was 572,503 and 365,813 respectively. The basis for issuing penny warrants in connection with the JTR Senior Note include, but are not limited to, the fact that no interest is payable on the note, our ability to attract new investment at the time, market conditions, the terms previously agreed to in connection with notes issued prior to the JTR Senior Note or in the same time frame in early 2008, and other factors. Given these factors, our Board of Directors has deemed the terms of JTR Senior Note to be fair. No third party fairness opinion was obtained in relation to this transaction.

Conversion Rights: At any time on or prior to the Maturity Date, at the option of the Company in its sole discretion, all or any portion of the then outstanding Principal Amount and accrued but unpaid interest of the JTR Senior Note can be converted (the "Optional Conversion") into a number of shares of the Company’s common stock (the "Optional Conversion Shares") equal to the amount of the then outstanding Principal Amount plus the then accrued but unpaid interest to be converted, divided by the Conversion Price which shall be $1.50 per Optional Conversion Share.

Maturity: The total amount outstanding under the JTR Senior Note is classified as current.

In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from the JTR Senior Note were allocated based on the relative fair values of the notes without the warrants issued in conjunction with the notes and of the warrants themselves at the time of issuance. The Company recorded the total relative fair values of the warrants issued to JTR in connection with the JTR Senior Note in the cumulative amount of $567,276 as a debt discount upon each issuance, and expensed each debt discount as interest expense upon issuance of each note tranche. Additionally, as a result of issuing the warrants with the convertible promissory notes, a beneficial conversion option was recorded as a debt discount on each note reflecting the incremental conversion option intrinsic value benefit totaling $168,641, at the time of each issuance provided to JTR in connection with the JTR Senior Note up to and including December 31, 2011. The debt discount for each issuance under the JTR Senior Note is expensed as interest expense upon each issuance. We recorded interest expenses in the amounts of $262,554 and $128,104 for the years ended December 31, 2011 and December 31, 2010, respectively, in connection with the JTR Senior Note.

During October 2011 two convertible promissory notes were converted into our common stock. The first conversion relates to the conversion of the entire principal and accrued but unpaid interest of a convertible note issued to Afritex Medical Products (Pty) Ltd., our South African distributor. In terms of the conversion, a total of $335,880 of the principal amount and accrued but unpaid interest outstanding under the note payable was converted into 335,880 shares of our common stock at a conversion price of $1.00 per share. The second conversion relates to the conversion of the entire principal and accrued but unpaid interest of a convertible note issued to the Tony and Judy Alcedo Family Trust. In terms of the conversion, a total of $130,089 of the principal amount and accrued but unpaid interest outstanding under the note payable was converted into 130,089 shares of our common stock at a conversion price of $1.00 per share.

During March 2011 we received a written consent to a payment moratorium from Vencore Solutions, LLC. (“Vencore”) in connection with an amount of $307,661.83 outstanding to Vencore related to an equipment master lease. In terms of the consent, the payment moratorium was to continue until the earlier to occur of (i) the execution and completion of a mutually agreed upon cash settlement ("Settlement"), or (ii) the execution of a mutually agreed upon repayment plan ("Plan") or February 29, 2012. As at December 31, 2011 we did not conclude any Settlement or Plan with Vencore, and there can be no assurance that we will be able to agree on a Settlement or Plan with Vencore.

During 2012, we will need additional capital to market and sell our products, and to further develop and enhance our current product offerings, introduce new products and address unanticipated competitive threats, technical problems, economic conditions or other requirements. We estimate that we will require approximately $3.28 million over the next 12 months to remain viable. There is no assurance that we will be successful in raising this additional capital or in achieving profitable operations. Additional equity financing may involve substantial dilution to our then existing stockholders. In the event we are unable to raise additional capital, we may be required to substantially reduce or curtail our activities.

In estimating the needed amount, the following assumptions were made:

•	There are no deferments of accounts payable or exchange of rent expense for equity; and
•	There are no refinancings of our debt obligations.

The following table sets out the major components of our estimates of cash needs over the next 12 months to remain viable, subject to the above assumptions:

Accounts Payable & Accrued Expenses	$245,340
Capital leases - current	327,939
Notes payable- current	1,565,059

Subtotal	$2,138,338

Rent expense	202,500
Insurance & taxes	38,000
Regulatory compliance costs	100,000
Salaries & wages	550,000
Inventory	125,000
General corporate expenses	125,000

Subtotal	$1,140,500

Total estimate	$3,278,838

Our business is relatively new, and we are not aware of any material trends that are at least likely to impact our financial condition, liquidity and results of operation.

Going Concern

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow from operations to meet our obligations on a timely basis or obtain financing as may be required. As of December 31, 2011 and December 31, 2010, we have incurred net losses totaling of $ $13,430,659 and $11,898,260, respectively. We had a working capital deficit of approximately $2,244,219 as of December 31, 2011 and $1,577,151 as of December 31, 2010. These factors raise substantial doubt about our ability to continue as a going concern.

During the next 12 months, our foreseeable cash requirements will relate to continual development of the operations of our business, maintaining our good standing and making the requisite filings with the Securities and Exchange Commission, and the payment of expenses associated with reviewing or investigating any potential business ventures. We may experience a cash shortfall and we will be required to raise additional capital. Historically, we have relied upon internally generated funds and funds from the sale of shares of stock and loans from our shareholders and private investors to finance our operations and growth. We expect to raise additional capital through future public or private offerings of our stock or through loans from investors, although there can be no assurance that we will be able to obtain such financing. Our failure to do so could have a material and adverse effect on us, our stock price and our shareholders.

We have a series of plans to mitigate the going concern:

1.	We have a line of credit in place – the JTR Senior Note, which allows us to draw down up to $2,000,000. As at December 31, 2011 we had approximately $895,346 available under this facility. Please see Note 4 – “Notes Payable” in the notes to our Audited Financial Statements for details regarding the JTR Senior Note.

2.	Management is actively seeking additional sources of equity and/or debt financing; however, there is no assurance that any additional funding will be available.

3.	We anticipate that sales during 2012 and 2013 from existing markets will grow, and we believe that we will be able to generate sales from new markets. Existing markets include education customers such as schools, school districts and colleges, and commercial customers such as manufacturing facilities, churches and other commercial venues. New markets will include, but not be limited to, government customers and new international territories and markets.

4.	We plan to increase our market penetration through the addition of new distributors. On March 15, 2011 we announced that we have entered into a supplier agreement with W.W. Grainger, Inc. for the distribution of our products. We plan to add additional distribution partners in both the US and outside the US during the remainder of 2012 and in 2013.

5.	We plan to continue to diversify our product range through the addition of complementary products and solutions. Some of these products will be sourced from third party manufacturers and suppliers.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	For the year ended December 31,
	2011	2010
Net cash used in operating activities	(689,461)	(652,799)
Net cash used in investing activities	(44,808)	(4,159)
Net cash provided by financing activities	759,500	623,768

Net cash used in operating activities. Net cash used in operating activities was $(689,461) and $(652,799) for the years ended December 31, 2011 and 2010, respectively. The increase in cash used for operating activities was due primarily to an increase in general overhead costs.

Net cash used in investing activities. Net cash used in investing activities was $(44,808) and $(4,159) for the years ended December 31, 2011 and 2010, respectively. The increase in cash used for investing activities was due primarily to an increase in expenses related to other assets.

Net cash provided by financing activities. Net cash provided by financing activities was $759,500 and $623,768 for the years ended December 31, 2011 and 2010, respectively. The increase in net cash provided by financing activities was due primarily to notes converted to common stock.

Operating Capital and Capital Expenditure Requirements

Our future capital requirements will depend on many factors and include, but are not limited to the following:

●	the progress, timing and success of the commercialization of Model 615 and our other product candidates and potential product candidates;

●	the outcome, timing and cost of regulatory approvals and the regulatory approval process;

●	delays that may be caused by changing regulatory requirements;

●	the number of product candidates that we pursue;

●	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;

●	the timing and terms of future in-licensing and out-licensing transactions, if any;

●	the cost and timing of establishing new or increasing existing sales, marketing, manufacturing and distribution capabilities;

●	the cost of procuring commercial supplies;

●	the extent to which we acquire or invest in businesses, products or technologies; and

●	the possible costs of litigation.

We anticipate that we will need additional capital in the future to fund growth. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Such funding, if needed, may not be available on favorable terms, if at all. In the event we are unable to obtain additional capital, we may delay or reduce the scope of our current activities and other expenses.

To the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional significant dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates or grant licenses on terms that may not be favorable to us. We may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital.

Summary of Significant Accounting Policies

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

Revenue Recognition - We recognize revenue when persuasive evidence of an arrangement exists, shipment has occurred, the price is fixed or determinable, and collectability is reasonably assured.  Revenues are recognized from product sales, net of discounts and rebates. This revenue recognition policy is applied to both customers and distributors.

Fees from licensees desiring to manufacture and distribute our products or derivative products using our intellectual property include initial license fees and royalties. Initial license fees are generally recognized upon granting of the license to the licensee. Royalties are recognized in the period earned.

Deferred Revenue and Income - We defer revenue and income when we invoice a customer or a customer makes a payment and the requirements of revenue recognition have not been met (i.e. persuasive evidence of an arrangement exists, shipment from a company warehouse has occurred, the price is fixed or determinable and collectability is reasonably assured). Deferred Revenue was $421,713 and $255,655 for the years ended December 31, 2011 and 2010 respectively.

Cash and Cash Equivalents - Cash consists of all highly liquid investments purchased with maturity of three months or less to be cash equivalents. Cash and cash equivalents may at times exceed Federally-insured limits. To minimize this risk, we place our cash and cash equivalents with high credit quality institutions.

Inventory – Our inventory consists of raw material and components for our portable oxygen systems as well as completed products and accessories. Inventories are computed using the lower of cost or market, which approximates actual cost on a first-in first-out basis. Inventory components are parts, work-in-process and finished goods. Finished goods are reported as inventories until the point of title transfer to the customer. We write down our inventory value for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. These factors are impacted by market and economic conditions, technology changes, new product introductions and changes in strategic direction and require estimates that may include uncertain elements. Actual demand may differ from forecasted demand, and such differences may have a material effect on recorded inventory values. Management has established inventory reserves to cover estimated inventory losses for all work-in-process and finished goods related to products we manufactured, as well as raw material and components for those products that had no potential use in products to be manufactured in the future. Management is required to make judgments about the future benefit of our raw materials and components. Actual reserve requirements could differ significantly from Management’s estimates, which could have a significant unfavorable impact on our future gross margins.

Concentration of Credit Risk – We sell our products throughout the United States as well as in certain other countries. Sales to its recurring customers in the United States are generally granted on net 30-day credit terms. We perform periodic credit evaluations of our recurring customers and generally do not require collateral. In general, we require prepayment on all sales to customers outside the United States. An allowance for doubtful accounts is maintained for potential credit losses, which losses historically have not been significant.

We invest our cash in deposits and money market funds with major financial institutions. We place our cash investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument.

Fair Value of Financial Instruments - Our financial instruments consist principally of cash and cash equivalents, accounts receivable and accounts payable. We believe that the recorded values of all of our other financial instruments approximate their fair values because of their nature and respective maturity dates or durations. The fair value of our long-term debt is determined by using estimated market prices. Assets and liabilities measured at fair value are categorized based on whether or not the inputs are observable in the market and the degree that the inputs are observable. The categorization of financial instruments within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The hierarchy is prioritized into three levels (with Level 3 being the lowest) defined as follows:

Level 1: Inputs are based on quoted market prices for identical assets or liabilities in active markets at the measurement date.

Level 2: Inputs include quoted prices for similar assets or liabilities in active markets and/or quoted prices for identical or similar assets or liabilities in markets that are not active near the measurement date.

Level 3: Inputs include management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instrument’s valuation.

The fair value of the majority of our cash equivalents was determined based on “Level 1” inputs. We do not have any marketable securities in the “Level 2” and “Level 3” category. We believe that the recorded values of all our other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Property and Equipment – Property and equipment are recorded at cost with depreciation and amortization provided over the shorter of the remaining lease term or the estimated useful life of the improvement ranging from three to seven years. Renewals and betterments that materially extend the life of an asset are capitalized. Expenditures for maintenance and repairs are charged to expense when incurred. Furniture and fixtures are depreciated over five years. Machinery and equipments are depreciated over five to seven years. Software is depreciated over three years. Leasehold improvements are computed using the shorter of the estimated useful lives of the assets or the lease terms. Depreciation expense was $174,173 and $217,753 for the years ended December 31, 2011 and 2010, respectively.

Other Long-Lived Assets – We have two types of intangible assets – patents and trademarks. Intangible assets are carried at cost, net of accumulated amortization.

Amortization expense for patents and trademarks was $29,766 and $29,566 for the years ended December 31, 2011 and 2010, respectively.

Intangible assets with definite useful lives and other long-lived assets are tested for impairment if certain impairment indicators are identified.  Management evaluates the recoverability of its identifiable intangible assets in accordance with applicable accounting guidance, which requires the assessment of these assets for recoverability when events or circumstances indicate a potential impairment exists. Certain events and circumstances we considered in determining whether the carrying value of identifiable intangible assets may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; and changes in its business strategy. In determining if impairment exists, we estimate the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Impairment charges for patents were $0 for each of the years ended December 31, 2011 and 2010.

Other Assets – We record Other Assets net of accumulated amortization. Amortization expense for Other Assets was $0 for each of the years ended December 31, 2011 and 2010.

Allowance for Doubtful Accounts - We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make payments.  We periodically review these allowances, including an analysis of the customers’ payment history and information regarding the customers’ creditworthiness.  Actual write-offs have not been materially different from the estimated allowance.

Research and Development Costs – Costs associated with the development of our products are charged to expense as incurred. $260 and $2,777 were incurred in the years ended December 31, 2011 and 2010, respectively.

Income Taxes – In accordance with Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes” (“ASC 740”), we account for income taxes using an asset and liability approach, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our Consolidated Financial Statements, but have not been reflected in our taxable income.  A valuation allowance has been established to reduce deferred tax assets to their estimated realizable value.  Therefore, we provide a valuation allowance to the extent that we do not believe it is more likely than not that we will generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets.  We recognize interest and penalties related to unrecognized tax benefits in income tax expense.

Equity Warrants - We issued warrants to purchase shares of our common stock in connection with convertible notes. In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from the notes were allocated based on the relative fair values of the notes without the warrants issued in conjunction with the notes and of the warrants themselves at the time of issuance. We record the fair value of the warrants at the time of issuance as additional paid in capital and as a debt discount to the notes. We amortize this debt discount as interest expense over the life of the note. Additionally, as a result of issuing the warrants with the convertible notes, a beneficial conversion option is recorded as a debt discount reflecting the incremental conversion option intrinsic value of the conversion option provided to the holders of the notes. We also amortize this debt discount as interest expense over the life of the notes. The intrinsic value of each conversion option was calculated as the difference between the effective conversion price and the fair value of the common stock, multiplied by the number of shares into which the note is convertible.

Stock-Based Compensation – We account for share-based payments, including grants of stock options to employees, consultants and non-employees; moreover, we issue warrants to the consultants and related parties. We are required to estimate the fair value of share-based awards and warrants on the date of grant. The value of the award is principally recognized as expense ratably over the requisite service periods. We have estimated the fair value of stock options and warrants as of the date of grant or assumption using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes model requires the input of certain assumptions. Changes in the assumptions used in Black-Scholes model can materially affect the fair value estimates. We evaluate the assumptions used to value stock options on an annual basis. The expected term of stock options represents the weighted average period the stock options are expected to remain outstanding.

The expected term is based on the observed and expected time to exercise and post-vesting cancellations of options by employees. Upon the adoption of the accounting guidance, we continued to use historical volatility in deriving its expected volatility assumption as allowed under GAAP because we believe that future volatility over the expected term of the stock options is not likely to differ materially from the past. The risk-free interest rate assumption is based on 5-year U.S Treasury zero-coupon rates appropriate for the expected term of the stock options. The expected dividend assumption is based on the history and expectation of dividend payouts. The fair values generated by the Black-Scholes model may not be indicative of the actual fair values of the equity awards, as we do not consider other factors important to those awards to employees, such as continued employment, periodic vesting requirements and limited transferability. The amount of stock based compensation expenses is net of an estimated forfeiture rate, which is also based on historical data. For the years ended December 31, 2011 and 2010, stock based compensation expense was approximately $104,419 and $121,631 respectively, which consisted primarily of stock-based compensation expense related to stock options recognized under GAAP issued to the employees.

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees. In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services to be provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined. We recognize this expense over the period in which the services are provided. For the years ended December 31, 2011 and 2010, stock based compensation expense was approximately $29,354 and $0 respectively, which consisted primarily of stock-based compensation expense related to stock options and warrants recognized under GAAP issued to consultants and other non-employees.

The following table shows the components of our stock based compensation expense for employees, consultants and other non-employees:

	Year ended December 31,
	2011	2010

Common Stock options issued for compensation	$104,419	$121,631
Common Stock options and warrants issued for services	29,354	-

Total	$133,773	$121,631

Shipping and Handling Costs - Shipping and handling charges to customers are included in net revenues, and the associated costs incurred are recorded in cost of revenues.

Advertising Costs - Advertising costs are charged to operations when incurred. During the years ended December 31, 2011 and 2010 we incurred $15,141 and $282,128 respectively, in advertising and promotion costs.

Litigation and Settlement Costs - Legal costs are expensed as incurred. We record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) accrue the best estimate within a range of loss if there is a loss or, when there is no amount within a range that forms a better estimate, we will accrue the minimum amount in the range. We are not presently involved in any legal proceedings, litigation or other legal actions.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share follows:

	Year ended December 31,
	2011	2010
Historical net loss per share:

Numerator
Net loss, as reported	(1,532,399)	(1,578,957)
Less: Effect of amortization of interest expense on convertible notes	-	-
Net loss attributed to common stockholders (diluted)	(1,532,399)	(1,578,957)

Denominator
Weighted-average common shares outstanding	15,930,327	15,724,816
Effect of dilutive securities	-	-
Denominator for diluted net loss per share	15,930,327	15,724,816
Basic and diluted net loss per share	$(0.10)	$(0.10)

The following outstanding options, warrants, convertible preferred shares and convertible note shares were excluded from the computation of basic and diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect.

	Year ended December 31,
	2011	2010

Options to purchase common stock	1,852,204	1,943,956
Warrants to purchase common stock	2,842,983	2,717,226
Common shares issuable upon conversion of convertible preferred stock	3,814,249	3,814,249
Convertible note shares outstanding	1,962,935	1,977,324

Restatements and Reclassifications - Certain financial statement items have been reclassified to conform to the current year’s presentation.

In our published financial statements for the 3-month periods ended March 31, 2011 and June 30, 2011 we inadvertently misapplied $15,835 in revenues related to a customer shipment. In doing so, our revenues for the three months ended March 31, 2011 was overstated by $15,835 and our revenues for the three months ended June 30, 2011 was understated by $15,835. Further, our segment reporting for the 3-month periods ended March 31, 2011 and June 30, 2011 was in error. However, our revenues for the six months ended June 30, 2011 were reported correctly. After correcting the related timing difference, our revenues, as published for the six months ended June 30, 2011 remains unchanged, and there are no changes to our loss per share, income statement, balance sheet or cash flow statement for the six months ended June 30, 2011 and for the nine months ended September 30, 2011. These errors had no impact on these financial statements for the twelve months ended December 31, 2011.

As corrected, the amounts for revenue and segment reporting for the 3-month periods ended March 31, 2011 and June 30, 2011, respectively are as follows:

		Total Revenue:
Revenue:	Three months ended March 31, 2011	$35,990
	Three months ended June 30, 2011	62,522
		$98,512

		ROW Revenue:
Note 14-Segment Revenue:	Three months ended March 31, 2011	-
	Three months ended June 30, 2011	$30,402

Recent Accounting Pronouncements

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310) A Creditors Determination of Whether a Restructuring Is a Troubled Debt Restructuring”. The update clarifies the guidance on a creditors evaluation of whether it has granted a concession as well as clarifying the guidance when a creditor’s evaluation of whether a debtor is experiencing financial difficulties. The guidance clarifies when a Company should record impairment due to concessions or the financial difficulties of the debtor. The new standard is effective for fiscal years and interim periods ending after June 15, 2011. The guidance should be applied retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. The adoption did not have a material effect on our consolidated financial position or results of operations.

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860) Reconsideration of Effective Control for Repurchase Agreements”. ASU 2011-03 applies to transactions where the seller transfers financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The amendments in this guidance remove from the assessment of effective control the criteria requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms even in the event of default by the transferee and the collateral maintenance guidance related to that criterion. The new standard is effective for fiscal years and interim periods ending after December 15, 2011 and should be applied on a prospective basis. In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”. The amendment results in a consistent definition of fair value and ensures the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards (“IFRS”). This amendment changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This amendment will be effective for the Company on January 1, 2012. Based on current operations, the adoption is not expected to have a material effect on our consolidated financial position or results of operations.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-05, “Comprehensive Income (Topic 220), and Presentation of Comprehensive Income”. ASU 2011-05 amends the presentation of other comprehensive income and the Statement of Consolidated Operations. Under this amendment, entities will be required to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of which reporting option is selected, the Company is required to present on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. The current option to report other comprehensive income and its components in the statement of changes in equity has been eliminated. This amendment will be effective for the Company on January 1, 2012 and full retrospective application is required. We do not anticipate that this amendment will have a material impact on our financial statements.

Effecting certain sections covered under ASU 2011-05, in December, 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220)”, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in ASU 2011-05”. The pronouncement is effective for fiscal years and interim periods beginning January 1, 2012 with retrospective application for all comparative periods presented. The Company’s adoption of the new standard is not expected to have a material effect on our consolidated financial position or results of operations.

In September 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350), Testing Goodwill for Impairment”. ASU 2011-08 amends the required annual impairment testing of goodwill by providing an entity an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test under Topic 350-24 and Topic 350-20-35-9 is unnecessary. However, if an entity concludes otherwise, then it is required to perform the impairment testing under Topic 350-24 by calculating the fair value of the reporting unit and comparing the results with the carrying amount. If the fair value exceeds the carrying amount, then the entity must perform the second step test of measuring the amount of the impairment test under Topic 350-20-35-9.

An entity has the option to bypass the qualitative assessment and proceed directly to the two step goodwill impairment test. Additionally, the entity has the option to resume with the qualitative testing in any subsequent period. The amendment will be effective for the Company on January 1, 2012. Based on current operations, the adoption is not expected to have a material effect on our consolidated financial position or results of operations.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities”. The guidance in this update requires us to disclose information about offsetting and related arrangements to enable users of our financial statements to understand the effect of those arrangements on our financial position. The pronouncement is effective for fiscal years and interim periods beginning on or after January 1, 2013 with retrospective application for all comparative periods presented. Our adoption of the new standard is not expected to have a material effect on our consolidated financial position or results of operations.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OXYSURE SYSTEMS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

OxySure Systems, Inc.

Frisco, Texas

We have audited the accompanying balance sheet of OxySure Systems, Inc. (hereinafter the “Company”) as of December 31, 2011 and 2010, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to from the above presented fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended were in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the financial statements, the Company has suffered recurring losses and has experienced negative cash flows from operations, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to those matters are also described in Note 15 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sam Kan & Company
Sam Kan & Company

March 27, 2012

Alameda, California

OXYSURE SYSTEMS INC.

BALANCE SHEETS

	December 31,
	2011	2010

ASSETS
Current assets
Cash and cash equivalents	$65,118	$39,887

Accounts receivable, net of allowances for sales returns and allowance for doubtful accounts	2,758	349
Inventories	247,956	227,692
Prepaid expenses and other current assets	-	40,666
Total current assets	315,833	308,594

Property and equipment, net	133,659	304,737
Intangible assets, net	445,168	473,703
Other assets	53,274	13,132

TOTAL ASSETS	$947,934	$1,100,166

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$245,340	$388,937
Capital leases - current	327,939	332,640
Notes payable - current	1,565,059	908,514
Deferred revenue	421,713	255,655
Total current liabilities	2,560,051	1,885,745

Long-term liabilities
Capital leases	$2,632	$25,741
Notes payable	1,162,390	1,514,646
Total long-term liabilities	1,165,022	1,540,387

TOTAL LIABILITIES	3,725,073	3,426,132

COMMITMENTS AND CONTINGENCY (NOTE 9)

STOCKHOLDERS’ EQUITY

Preferred stock, par value $0.0005 per share; 25,000,000 shares authorized;
3,126,434 Series A convertible preferred shares issued and outstanding as of December 31, 2011 and December 31, 2010.	1,563	1,563
Common stock, par value $0.0004 per share; 100,000,000 shares authorized;
16,519,865 Shares of voting common stock issued and outstanding as of December 31, 2011 and 15,724,816 shares issued and outstanding as of December 31, 2010.	6,608	6,290
Additional Paid-in Capital	10,645,347	9,564,440
Accumulated deficit	(13,430,659)	(11,898,260)

TOTAL STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME	(2,777,139)	(2,325,967)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$947,934	$1,100,166

The accompanying notes are an integral part of these Financial Statements.

OXYSURE SYSTEMS INC.

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

	For the year ended December 31,
	2011	2010

Revenues, net	$185,209	$356,013
Cost of goods sold	103,389	54,781
Gross profit	81,820	301,232

Operating expenses
Selling, general and administrative	1,150,786	1,462,475
Loss from operations	(1,068,966)	(1,161,243)

Other income (expenses)
Other income (expense)	144,882	6,046
Interest expense	(608,316)	(423,760)
Total other income (expenses)	(463,434)	(417,714)

Net loss	(1,532,399)	(1,578,957)

Accumulated deficit - beginning of the period	(11,898,260)	(10,319,303)
Prior period adjustments	-	-

Accumulated deficit - end of the period	$(13,430,659)	$(11,898,260)

Basic net income (loss) per common share	$(0.10)	$(0.10)
Diluted net income (loss) per common share	$(0.10)	$(0.10)

Weighted average common shares outstanding:
Basic	15,930,327	15,724,816
Diluted	15,930,327	15,724,816

The accompanying notes are an integral part of these Financial Statements.

OXYSURE SYSTEMS, INC.

STATEMENT OF STOCKHOLDERS' EQUITY

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Expressed in US Dollars)

	Convertible
	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Warrant issuance	Additional Paid In Capital - Preferred Stock	Additional Paid In Capital - Warrants and Options	Additional Paid In Capital	Deficit Accumulated	Total Stockholders' Equity (Deficit)
Balance as of December 31, 2009	3,126,434	1,563	15,724,816	6,290	167,750	3,214,401	3,416,560	2,272,674	(10,319,303)	(1,240,065)

- Common Stock options issued for compensation							121,631			121,631
- Common Stock options and warrants issued for services							-			-
- Common Stock Warrants issued in connection with convertible loans							371,424			371,424

Net Loss for year ending December 31, 2010									(1,578,957)	(1,578,957)

Balance as of December 31, 2010	3,126,434	1,563	15,724,816	6,290	167,750	3,214,401	3,909,615	2,272,674	(11,898,260)	(2,325,966)

- Common Stock options exercised			34,750	14				21,246		21,260
- Common Stock warrants exercised			294,330	118	(35,000)			36,992		2,110
- Common Stock issued upon conversion of convertible notes			465,969	186				465,783		465,969
- Common Stock options issued for compensation							104,419			104,419
- Common Stock options and warrants issued for services							29,354			29,354
- Common Stock Warrants issued in connection with convertible loans							458,114			458,114

Net Loss for period ending December 31, 2011									(1,532,399)	(1,532,399)

Balance as of December 31, 2011	3,126,434	1,563	16,519,865	6,608	132,750	3,214,401	4,501,501	2,796,695	(13,430,659)	(2,777,139)

The accompanying notes are an integral part of these Financial Statements.

OXYSURE SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,532,399)	$(1,578,957)
Adjustments to reconcile net income to net
cash used in operating activities
Depreciation	174,173	217,753
Amortization of intangible assets	29,766	29,566
Amortization of debt discount and warrant fair values related to convertible notes	546,104	344,780
Changes in Deferred Rent	(18,106)	(79,347)
Issuance of common stock options to employees as
compensation	104,419	121,631
Issuance of common stock options and warrants in exchange
for services	29,354	-
Changes in current assets and liabilities
Accounts receivable	(2,409)	36,016
Inventory	(20,265)	(88,955)
Prepaid expenses and other current assets	(40,666)	(524)
Accounts payable and accrued liabilities	(125,491)	89,583
Deferred revenue	166,058	255,655

NET CASH USED IN OPERATING ACTIVITIES	(689,461)	(652,799)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of intangible assets	(1,231)	(645)
Other assets	(40,142)	-
Purchases of property and equipment	(3,435)	(3,514)

NET CASH USED IN INVESTING ACTIVITIES	(44,808)	(4,159)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan proceeds	297,971	368,479
Notes issued for customer incentives	-	270,000
Payment of capital leases	(27,810)	(14,711)
Proceeds from exercise of common stock options and warrants	23,370	-
Convertible notes converted to common stock	465,969	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	759,500	623,768

Net change in cash and cash equivalents	25,231	(33,190)

Cash and cash equivalents, at beginning of period	39,887	73,077

Cash and cash equivalents, at end of period	$65,118	$39,887

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$4,368	$12,531
Income taxes	$-	$-

Supplemental non-cash investing and financing activities:
Promissory subordinated convertible notes issued in connection with	$200,100	$220,715
rent satisfaction agreements
Promissory subordinated convertible note issued in connection with	$-	$270,000
with distribution agreement and licensing agreement
Issuance of common stock warrants in connection with convertible loans	$458,114	$371,424

The accompanying notes are an integral part of these Financial Statements.

OXYSURE® SYSTEMS, INC.

NOTES TO AUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies of OxySure® Systems, Inc. (“OxySure,” “we,” “us,” “our,” or the “Company”) is presented to assist in understanding the Company’s financial statements. The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. These financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity.

OxySure was incorporated on January 15, 2004 as a Delaware corporation. The Company is located in Frisco, Texas and is a medical technology company focused on the design, manufacture and distribution of specialty respiratory products. The Company and its founder have developed a unique catalytic process and methodology to generate medically pure (USP) oxygen instantly from two dry, inert powders. The Company has been issued nine patents on this technology, and it has several additional patents pending. In 2008 the Company launched its first product utilizing this technology – a portable emergency oxygen system for lay person use, called the OxySure Model 615. On December 9, 2005, the Company received approval from the Food and Drug Administration (510K, Class II) for Model 615. The FDA approval is for over-the-counter purchase, without the need of a prescription.

The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

On July 19, 2004, the Company affected a 1-for-5 reverse stock split of the Company’s common stock. All share numbers and common stock numbers, including stock options and warrants, have been retroactively adjusted to reflect the reverse stock split.

While the Company has effectively managed its working capital deficit the going concern risk remains an issue for the company to manage. The Company has implemented, and plans to further implement several different strategies in order to help the Company ease the going concern issue. Refer to Note 15, “Going concern” of Notes to Reviewed Financial Statements for a partial list of the Company’s plans to mitigate the going concern issue.

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

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimated.

Revenue Recognition - We recognize revenue when persuasive evidence of an arrangement exists, shipment has occurred, the price is fixed or determinable, and collectability is reasonably assured.  Revenues are recognized from product sales, net of discounts and rebates. This revenue recognition policy is applied to both customers and distributors.

Fees from licensees desiring to manufacture and distribute our products or derivative products using our intellectual property include initial license fees and royalties. Initial license fees are generally recognized upon granting of the license to the licensee. Royalties are recognized in the period earned.

Deferred Revenue and Income - We defer revenue and income when we invoice a customer or a customer makes a payment and the requirements of revenue recognition have not been met (i.e. persuasive evidence of an arrangement exists, shipment from a company warehouse has occurred, the price is fixed or determinable and collectability is reasonably assured). Deferred Revenue was $421,713 and $255,655 for the years ended December 31, 2011 and 2010, respectively.

Cash and Cash Equivalents - Cash consists of all highly liquid investments purchased with maturity of three months or less to be cash equivalents. Cash and cash equivalents may at times exceed Federally-insured limits. To minimize this risk, we place our cash and cash equivalents with high credit quality institutions.

Inventory – Our inventory consists of raw material and components for our portable oxygen systems as well as completed products and accessories. Inventories are computed using the lower of cost or market, which approximates actual cost on a first-in first-out basis. Inventory components are parts, work-in-process and finished goods. Finished goods are reported as inventories until the point of title transfer to the customer. We write down our inventory value for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. These factors are impacted by market and economic conditions, technology changes, new product introductions and changes in strategic direction and require estimates that may include uncertain elements. Actual demand may differ from forecasted demand, and such differences may have a material effect on recorded inventory values. Management has established inventory reserves to cover estimated inventory losses for all work-in-process and finished goods related to products we manufactured, as well as raw material and components for those products that had no potential use in products to be manufactured in the future. Management is required to make judgments about the future benefit of our raw materials and components. Actual reserve requirements could differ significantly from Management’s estimates, which could have a significant unfavorable impact on our future gross margins.

Concentration of Credit Risk – We sell our products throughout the United States as well as in certain other countries. Sales to its recurring customers in the United States are generally granted on net 30-day credit terms. We perform periodic credit evaluations of our recurring customers and generally do not require collateral. In general, we require prepayment on all sales to customers outside the United States. An allowance for doubtful accounts is maintained for potential credit losses, which losses historically have not been significant.

We invest our cash in deposits and money market funds with major financial institutions. We place our cash investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument.

Fair Value of Financial Instruments - Our financial instruments consist principally of cash and cash equivalents, accounts receivable and accounts payable. We believe that the recorded values of all of our other financial instruments approximate their fair values because of their nature and respective maturity dates or durations. The fair value of our long-term debt is determined by using estimated market prices. Assets and liabilities measured at fair value are categorized based on whether or not the inputs are observable in the market and the degree that the inputs are observable. The categorization of financial instruments within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The hierarchy is prioritized into three levels (with Level 3 being the lowest) defined as follows:

Level 1: Inputs are based on quoted market prices for identical assets or liabilities in active markets at the measurement date.

Level 2: Inputs include quoted prices for similar assets or liabilities in active markets and/or quoted prices for identical or similar assets or liabilities in markets that are not active near the measurement date.

Level 3: Inputs include management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instrument’s valuation.

The fair value of the majority of our cash equivalents was determined based on “Level 1” inputs. We do not have any marketable securities in the “Level 2” and “Level 3” category. We believe that the recorded values of all our other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Property and Equipment – Property and equipment are recorded at cost with depreciation and amortization provided over the shorter of the remaining lease term or the estimated useful life of the improvement ranging from three to seven years. Renewals and betterments that materially extend the life of an asset are capitalized. Expenditures for maintenance and repairs are charged to expense when incurred. Furniture and fixtures are depreciated over five years. Machinery and equipments are depreciated over five to seven years. Software is depreciated over three years. Leasehold improvements are computed using the shorter of the estimated useful lives of the assets or the lease terms. Depreciation expense was $174,173 and $217,753 for the years ended December 31, 2011 and 2010, respectively.

Other Long-Lived Assets – We have two types of intangible assets – patents and trademarks. Intangible assets are carried at cost, net of accumulated amortization.

Amortization expense for patents and trademarks was $29,766 and $29,566 for the years ended December 31, 2011 and 2010, respectively.

Intangible assets with definite useful lives and other long-lived assets are tested for impairment if certain impairment indicators are identified.  Management evaluates the recoverability of its identifiable intangible assets in accordance with applicable accounting guidance, which requires the assessment of these assets for recoverability when events or circumstances indicate a potential impairment exists. Certain events and circumstances we considered in determining whether the carrying value of identifiable intangible assets may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; and changes in its business strategy. In determining if impairment exists, we estimate the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Impairment charges for patents were $0 for each of the years ended December 31, 2011 and 2010.

Other Assets – We record Other Assets net of accumulated amortization. Amortization expense for Other Assets was $0 for each of the years ended December 31, 2011 and 2010.

Allowance for Doubtful Accounts - We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make payments.  We periodically review these allowances, including an analysis of the customers’ payment history and information regarding the customers’ creditworthiness.  Actual write-offs have not been materially different from the estimated allowance.

Research and Development Costs – Costs associated with the development of our products are charged to expense as incurred. $260 and $2,777 were incurred in the years ended December 31, 2011 and 2010, respectively.

Income Taxes – In accordance with Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes” (“ASC 740”), we account for income taxes using an asset and liability approach, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our Consolidated Financial Statements, but have not been reflected in our taxable income.  A valuation allowance has been established to reduce deferred tax assets to their estimated realizable value.  Therefore, we provide a valuation allowance to the extent that we do not believe it is more likely than not that we will generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets.  We recognize interest and penalties related to unrecognized tax benefits in income tax expense.

Equity Warrants - We issued warrants to purchase shares of our common stock in connection with convertible notes. In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from the notes were allocated based on the relative fair values of the notes without the warrants issued in conjunction with the notes and of the warrants themselves at the time of issuance. We record the fair value of the warrants at the time of issuance as additional paid in capital and as a debt discount to the notes. We amortize this debt discount as interest expense over the life of the note. Additionally, as a result of issuing the warrants with the convertible notes, a beneficial conversion option is recorded as a debt discount reflecting the incremental conversion option intrinsic value of the conversion option provided to the holders of the notes. We also amortize this debt discount as interest expense over the life of the notes. The intrinsic value of each conversion option was calculated as the difference between the effective conversion price and the fair value of the common stock, multiplied by the number of shares into which the note is convertible.

Stock-Based Compensation – We account for share-based payments, including grants of stock options to employees, consultants and non-employees; moreover, we issue warrants to the consultants and related parties. We are required to estimate the fair value of share-based awards and warrants on the date of grant. The value of the award is principally recognized as expense ratably over the requisite service periods. We have estimated the fair value of stock options and warrants as of the date of grant or assumption using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes model requires the input of certain assumptions. Changes in the assumptions used in Black-Scholes model can materially affect the fair value estimates. We evaluate the assumptions used to value stock options on an annual basis. The expected term of stock options represents the weighted average period the stock options are expected to remain outstanding.

The expected term is based on the observed and expected time to exercise and post-vesting cancellations of options by employees. Upon the adoption of the accounting guidance, we continued to use historical volatility in deriving its expected volatility assumption as allowed under GAAP because we believe that future volatility over the expected term of the stock options is not likely to differ materially from the past. The risk-free interest rate assumption is based on 5-year U.S Treasury zero-coupon rates appropriate for the expected term of the stock options. The expected dividend assumption is based on the history and expectation of dividend payouts. The fair values generated by the Black-Scholes model may not be indicative of the actual fair values of the equity awards, as we do not consider other factors important to those awards to employees, such as continued employment, periodic vesting requirements and limited transferability. The amount of stock based compensation expenses is net of an estimated forfeiture rate, which is also based on historical data. For the years ended December 31, 2011 and 2010, stock based compensation expense was approximately $104,419 and $121,631 respectively, which consisted primarily of stock-based compensation expense related to stock options recognized under GAAP issued to the employees.

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees. In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services to be provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined. We recognize this expense over the period in which the services are provided. For the years ended December 31, 2011 and 2010, stock based compensation expense was approximately $29,354 and $0 respectively, which consisted primarily of stock-based compensation expense related to stock options and warrants recognized under GAAP issued to consultants and other non-employees.

The following table shows the components of our stock based compensation expense for employees, consultants and other non-employees:

	Year ended December 31,
	2011	2010

Common Stock options issued for compensation	$104,419	$121,631
Common Stock options and warrants issued for services	29,354	-

Total	$133,773	$121,631

Shipping and Handling Costs - Shipping and handling charges to customers are included in net revenues, and the associated costs incurred are recorded in cost of revenues.

Advertising Costs - Advertising costs are charged to operations when incurred. During the years ended December 31, 2011 and 2010 we incurred $15,141 and $282,128 respectively, in advertising and promotion costs.

Litigation and Settlement Costs - Legal costs are expensed as incurred. We record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) accrue the best estimate within a range of loss if there is a loss or, when there is no amount within a range that forms a better estimate, we will accrue the minimum amount in the range. We are not presently involved in any legal proceedings, litigation or other legal actions.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share follows:

	Year ended December 31,
	2011	2010
Historical net loss per share:

Numerator
Net loss, as reported	(1,532,399)	(1,578,957)
Less: Effect of amortization of interest expense on convertible notes	-	-
Net loss attributed to common stockholders (diluted)	(1,532,399)	(1,578,957)

Denominator
Weighted-average common shares outstanding	15,930,327	15,724,816
Effect of dilutive securities	-	-
Denominator for diluted net loss per share	15,930,327	15,724,816
Basic and diluted net loss per share	$(0.10)	$(0.10)

The following outstanding options, warrants, convertible preferred shares and convertible note shares were excluded from the computation of basic and diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect.

	Year ended December 31,
	2011	2010

Options to purchase common stock	1,852,204	1,943,956
Warrants to purchase common stock	2,842,983	2,717,226
Common shares issuable upon conversion of convertible preferred stock	3,814,249	3,814,249
Convertible note shares outstanding	1,962,935	1,977,324

Restatements and Reclassifications - Certain financial statement items have been reclassified to conform to the current year’s presentation.

In our published financial statements for the 3-month periods ended March 31, 2011 and June 30, 2011 we inadvertently misapplied $15,835 in revenues related to a customer shipment. In doing so, our revenues for the three months ended March 31, 2011 was overstated by $15,835 and our revenues for the three months ended June 30, 2011 was understated by $15,835. Further, our segment reporting for the 3-month periods ended March 31, 2011 and June 30, 2011 was in error. However, our revenues for the six months ended June 30, 2011 were reported correctly. After correcting the related timing difference, our revenues, as published for the six months ended June 30, 2011 remains unchanged, and there are no changes to our loss per share, income statement, balance sheet or cash flow statement for the six months ended June 30, 2011 and for the nine months ended September 30, 2011. These errors had no impact on these financial statements for the twelve months ended December 31, 2011.

As corrected, the amounts for revenue and segment reporting for the 3-month periods ended March 31, 2011 and June 30, 2011 are as follows:

		Total Revenue:
Revenue:	Three months ended March 31, 2011	$35,990
	Three months ended June 30, 2011	62,522
		$98,512

		ROW Revenue:
Note 14-Segment Revenue:	Three months ended March 31, 2011	-
	Three months ended June 30, 2011	$30,402

Recent Accounting Pronouncements

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310) A Creditors Determination of Whether a Restructuring Is a Troubled Debt Restructuring." The update clarifies the guidance on a creditors evaluation of whether it has granted a concession as well as clarifying the guidance when a creditor’s evaluation of whether a debtor is experiencing financial difficulties. The guidance clarifies when a Company should record impairment due to concessions or the financial difficulties of the debtor. The new standard is effective for fiscal years and interim periods ending after June 15, 2011. The guidance should be applied retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. The adoption did not have a material effect on our consolidated financial position or results of operations.

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860) Reconsideration of Effective Control for Repurchase Agreements." ASU 2011-03 applies to transactions where the seller transfers financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The amendments in this guidance remove from the assessment of effective control the criteria requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms even in the event of default by the transferee and the collateral maintenance guidance related to that criterion. The new standard is effective for fiscal years and interim periods ending after December 15, 2011 and should be applied on a prospective basis.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS." The amendment results in a consistent definition of fair value and ensures the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards (“IFRS”). This amendment changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This amendment will be effective for the Company on January 1, 2012. Based on current operations, the adoption is not expected to have a material effect on our consolidated financial position or results of operations.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-05, “Comprehensive Income (Topic 220), and Presentation of Comprehensive Income." ASU 2011-05 amends the presentation of other comprehensive income and the Statement of Consolidated Operations. Under this amendment, entities will be required to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of which reporting option is selected, the Company is required to present on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. The current option to report other comprehensive income and its components in the statement of changes in equity has been eliminated. This amendment will be effective for the Company on January 1, 2012 and full retrospective application is required. We do not anticipate that this amendment will have a material impact on our financial statements.

Effecting certain sections covered under ASU 2011-05, in December, 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220)," Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in ASU 2011-05." The pronouncement is effective for fiscal years and interim periods beginning January 1, 2012 with retrospective application for all comparative periods presented. The Company’s adoption of the new standard is not expected to have a material effect on our consolidated financial position or results of operations.

In September 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350), Testing Goodwill for Impairment." ASU 2011-08 amends the required annual impairment testing of goodwill by providing an entity an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test under Topic 350-24 and Topic 350-20-35-9 is unnecessary. However, if an entity concludes otherwise, then it is required to perform the impairment testing under Topic 350-24 by calculating the fair value of the reporting unit and comparing the results with the carrying amount. If the fair value exceeds the carrying amount, then the entity must perform the second step test of measuring the amount of the impairment test under Topic 350-20-35-9.

An entity has the option to bypass the qualitative assessment and proceed directly to the two step goodwill impairment test. Additionally, the entity has the option to resume with the qualitative testing in any subsequent period. The amendment will be effective for the Company on January 1, 2012. Based on current operations, the adoption is not expected to have a material effect on our consolidated financial position or results of operations.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities." The guidance in this update requires us to disclose information about offsetting and related arrangements to enable users of our financial statements to understand the effect of those arrangements on our financial position. The pronouncement is effective for fiscal years and interim periods beginning on or after January 1, 2013 with retrospective application for all comparative periods presented. Our adoption of the new standard is not expected to have a material effect on our consolidated financial position or results of operations.

NOTE 2 - BALANCE SHEET COMPONENTS

	December 31,
	2011	2010

Cash and cash equivalents:
Cash	65,118	39,887
Total cash and cash equivalents	$65,118	$39,887

Inventories:
Total inventories	$247,956	$227,692

Accounts Receivable, net of allowances	$2,758	$349

Property and equipment, net:
Machinery and equipment	919,736	919,736
Leasehold improvements	547,856	547,856
Computer equipment and furniture and fixtures	203,922	200,487
Software	10,691	10,690
	1,682,204	1,678,769
Accumulated depreciation and amortization	(1,548,545)	(1,374,032)
Total property and equipment, net	$133,659	$304,736

Accounts payable and accrued expenses:
Leasehold Improvement Allowance	48,968	114,260
Accounts payable	136,263	127,167
Accrued interest	40,094	90,027
Other accrued liabilities	20,015	57,483
Total accounts payable and accrued expenses	$245,340	$388,937

NOTE 3 – INTANGIBLE ASSETS

We have two types of intangible assets: patents and trademarks. We capitalize expenditures associated with patents and trademarks related to our various technologies. Capitalized costs include amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of patent and trademark applications. These assets are amortized on a straight-line method over their legal life.

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with applicable accounting guidance. During the years ended December 31, 2011 and 2010 we have had no impairment of intangible assets.

On January 15, 2004, the Company executed an Asset Purchase and Stock Transfer Agreement with entities controlled by the founder of the Company. In connection with this agreement, we acquired certain assets, including certain rights, title and interest to intellectual property, relating to the oxygen method and apparatus, developed by our founder prior to January 15, 2004. As consideration for the purchase, we issued 14,000,000 shares of common stock and a promissory note for $150,000 to these entities. The common stock was valued at $7,000 using the par value of the common stock on the date of issuance (which is not indicative of fair value). The non-recourse promissory note bore interest at 6.5% per annum and was paid in full during 2006.

The carrying values of our amortized acquired intangible assets as of the December 31, 2011 and 2010, respectively, are as follows:

	December 31, 2011			December 31, 2010
	Gross	Accumulated Amortization and write off	Net	Gross	Accumulated Amortization and write off	Net

Patents	$610,518	$(205,694)	$404,824	$609,287	$(178,617)	$430,670
Trademarks	$45,723	$(5,379)	$40,344	$45,723	$(2,690)	$43,033
	$656,241	$(211,073)	$445,168	$655,010	$(181,307)	$473,703

As of December 31, 2011, we estimate the future amortization expense of the intangible assets for December 31, 2012, 2013, 2014 and 2015, to be as follows:

2012	$29,766
2013	29,766
2014	29,766
2015	29,766
Thereafter	326,104
$445,168

Due to the nature of the intangible assets, we have amortized the cost of the patents and trademarks over their estimated useful lives. The nature of the estimate did not change from 2010 to 2011. Of the net amount of $445,168 in intangible assets as of December 31, 2011, approximately 90.9% is in patents and 9.1% is in trademarks. Included in the $656,241 gross amount for patents and trademarks is $157,000 acquired from entities controlled by the founder of the Company in January 2004. The remaining $499,241 represents amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of patent and trademark applications.

NOTE 4 – NOTES PAYABLE

We have issued warrants for the purchase of shares of our restricted common stock in connection with raising equity and debt financing and for other professional services.  The fair value of warrants issued is determined in accordance with Codification topic 470-20.

Frisco Promissory Note. On April 3, 2007 we entered into a note agreement with the City of Frisco, Texas for $243,000 (the “Frisco Note”) pursuant to an economic incentive package provided through the Frisco Economic Development Corporation (“FEDC”). The note required varying annual principal payments through August 2012. The note was non-interest bearing; however, interest has been imputed at 12.18% per annum. The unamortized discount at December 31, 2010 was $66,198. Individual annual payments were to be forgiven if certain performance targets are achieved, which include the number of full time employees, square feet occupied in the city of Frisco and the taxable value of business and personal property in the City of Frisco. The first annual payment for 2008 in the amount of $30,000 was forgiven and we recognized the entire $30,000 under “Other income” in the Statement of Operations and Accumulated Deficit for the year ended December 31, 2008. On March 22, 2011 we entered into an Amended and Restated Performance Agreement with the FEDC. In terms of the Amended and Restated Performance Agreement, the FEDC provided us with economic assistance in the form of the renewal and extension of the outstanding forgivable loan of $213,000 together with revised performance credits over 5 years, commencing on March 22, 2011 and ending on the earlier to occur of: (i) the full payment of the economic incentives; or (ii) March 31, 2016.

The renewed Frisco Note requires varying annual principal payments through December 2015. The Frisco Note is non-interest bearing; however, interest has been imputed at 12.34% per annum.

On December 1, 2011 we received the first performance credit from the FEDC in the amount of $26,000 pursuant to the Amended and Restated Performance Agreement. We recognized the entire $26,000 under “Other income” in the Statement of Operations and Accumulated Deficit for the year ended December 31, 2011. The unamortized discount at December 31, 2011 was $52,752, and the net amount of the Frisco Note as at December 31, 2011 was $134,248.

Future principal payments of the Frisco Note payable are as follows:

2012	39,000
2013	44,000
2014	52,000
2015	52,000
$187,000

Agave/JTR Subordinated, Convertible Notes. During March 2008, we completed a $1 million financing package consisting of a promissory note for $750,000 (“First Note”) and a promissory note with a draw down provision for $250,000 (“Second Note”) (collectively, the “Notes”). The Notes are subordinated notes and are due and payable on the earlier of (i) completion of the next financing Round completed by us or (ii) one year after the Notes are issued. In March 2009 the First Note and the Second Note were modified by extending the maturity date in each case to April 15, 2010. On December 31, 2009, the First Note and the Second Note were further modified by extending the maturity date in each case to April 15, 2011. In August 2010, the First Note and the Second Note were further modified by extending the maturity date in each case to April 15, 2012. In November 2011, the First Note and the Second Note were further modified by extending the maturity date in each case to April 15, 2013. The holder of the First Note is Agave Resources, LLC (“Agave”), and the President of Agave is Donald Reed, one of our Directors. In connection with the First Note, on April 15, 2008 Agave was also issued penny warrants to purchase 350,000 shares of common stock. The warrants are immediately exercisable and expire on April 15, 2013. The holder of the Second Note is JTR Investments, Limited (“JTR”) a company controlled by Julian T. Ross, our founder.

As of December 31, 2008 the maximum of $250,000 has been drawn against the Second Note. In connection with the Second Note, on December 31, 2008 JTR was also issued penny warrants to purchase 116,667 shares of common stock. Both Notes are non-interest bearing. The basis for issuing penny warrants in connection with the First Note and the Second Note include, but are not limited to, the fact that no interest is payable on the Notes, our ability to attract new investment at the time, market conditions and other factors. Given these factors, the Board of Directors has deemed the terms of these transactions to be fair. No third party fairness opinion was obtained in relation to these transactions.

Conversion Rights: At any time on or prior to the Maturity Date, all or any portion of the then outstanding Principal Amount and accrued but unpaid interest (if any) of the Notes may be converted (the "Optional Conversion") into a number of shares of our common stock (the "Optional Conversion Shares") equal to the amount of the then outstanding Principal Amount plus the then accrued but unpaid interest to be converted, divided by the Conversion Price which shall be $1.50 per Optional Conversion Share.

In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from the First Note were allocated based on the relative fair value of the note without the warrant issued in conjunction with the note and of the warrant itself at the time of issuance. We recorded the relative fair value of the warrant issued to Agave in the amount of $346,936 as a debt discount upon issuance, and amortized this debt discount as interest expense over the life of the note. Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $96,936, at the time of issuance provided to the holder of the note, which was also amortized as interest expense over the life of the note. We recorded interest expense in the amount of $0 for each of the years ended December 31, 2011 and December 31, 2010 in connection with the First Note.

We recorded the relative fair value of the warrant issued to JTR in connection with the Second Note in the amount of $115,587 as a debt discount upon issuance, and expensed this amount as interest expense upon issuance. Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $32,254, at the time of issuance provided to the holder of the note, which was also expensed as interest expense upon issuance. We recorded interest expense in the amount of $0 for each of the years ended December 31, 2011 and 2010 in connection with the JTR Second Note.

JTR Senior, Convertible Note. In July, 2008, JTR agreed to provide us with additional working capital to fund continuing operations (the “Senior Note Interim Funding”). On November 1, 2008 the Board agreed with JTR on the terms of a loan with a draw down provision of up to a maximum of $750,000. This maximum amount was subsequently increased to $2,000,000. This is a Senior Note (all the tranches under this facility, collectively, the “JTR Senior Note”) with no interest payable. All amounts advanced by JTR during the Senior Note Interim Funding are draw downs on the JTR Senior Note. In connection with the JTR Senior Note, we issue JTR .47 penny warrants for every dollar drawn under this facility. As of December 31, 2011 and 2010 the outstanding balances under the JTR Senior Note were $1,104,656 and $696,464 respectively.

As of December 31, 2011 and 2010 the total number of penny warrants issued to JTR pursuant to the JTR Senior Note was 572,503 and 365,813 respectively. The basis for issuing penny warrants in connection with the JTR Senior Note include, but are not limited to, the fact that no interest is payable on the note, our ability to attract new investment at the time, market conditions, the terms previously agreed to in connection with the First Note and Second Note, and other factors. Given these factors, the Board of Directors has deemed the terms of this transaction to be fair. No third party fairness opinion was obtained in relation to this transaction.

Conversion Rights: At any time on or prior to the Maturity Date, at the option of the Company in its sole discretion, all or any portion of the then outstanding Principal Amount and accrued but unpaid interest of this Note may be converted (the "Optional Conversion") into a number of shares of our common stock (the "Optional Conversion Shares") equal to the amount of the then outstanding Principal Amount plus the then accrued but unpaid interest to be converted, divided by the Conversion Price which shall be $1.50 per Optional Conversion Share.

Maturity: The total amount outstanding under the Senior Note is classified as current.

In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from the JTR Senior Note were allocated based on the relative fair values of the notes without the warrants issued in conjunction with the notes and of the warrants themselves at the time of issuance. We recorded the total relative fair values of the warrants issued to JTR in connection with the JTR Senior Note in the cumulative amount of $567,276 as a debt discount upon each issuance, and expensed each debt discount as interest expense upon issuance of each note tranche. Additionally, as a result of issuing the warrants with the convertible promissory notes, a beneficial conversion option was recorded as a debt discount on each note reflecting the incremental conversion option intrinsic value benefit totaling $168,641, at the time of each issuance provided to JTR in connection with the JTR Senior Note up to and including December 31, 2011. The debt discount for each issuance under the JTR Senior Note is expensed as interest expense upon each issuance. We recorded interest expenses in the amounts of $262,554 and $128,104 for the years ended December 31, 2011 and December 31, 2010, respectively, in connection with the JTR Senior Note.

Alcedo Subordinated, Convertible Note. On December 10, 2009 we entered into a Note Purchase Agreement with the Tony & Judy Alcedo Family Trust (“Alcedo Trust”). We received $100,000 in cash from the Alcedo Trust, in exchange for a Subordinated Convertible Note with a face amount of $100,000 (the “Alcedo Note”). The Alcedo Note bears interest at a rate of 16% per annum, and originally matured on September 6, 2010. The maturity date was subsequently modified to December 16, 2011.

The Alcedo Note was convertible into the common stock, at the option of the Company on or before December 16, 2011, at a conversion price of $1.00 per share, in accordance with the following:

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

On October 27, 2011 the entire principal and accrued but unpaid interest on the Alcedo Note was converted into common stock at a conversion price of $1.00 per share, in accordance with the conversion provisions of the Alcedo Note. Of the total amount of $130,089 converted into common stock, $30,089 was in accrued but unpaid interest. We issued the Alcedo Trust with 130,089 shares of common stock pursuant to the conversion of the Alcedo Note.

Upon issuance of the Alcedo Note, we also issued the Alcedo Trust 100,000 warrants pursuant to the Note Purchase Agreement. The warrants are exercisable into our common stock at an exercise price of $2.50 per share, and expire on December 10, 2014.

In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from the Alcedo Note were allocated based on the relative fair values of the notes without the warrants issued in conjunction with the notes and of the warrants themselves at the time of issuance. We recorded the relative fair value of the warrant issued to Alcedo in the amount of $25,535 as a debt discount upon issuance, and amortized this debt discount as interest expense over the life of the note. Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $0, at the time of issuance provided to the holder of the note. We recorded interest expense in the amounts of $0 and $23,549 for the years ended December 31, 2011 and December 31, 2010, respectively, in connection with the Alcedo Note.

Afritex Subordinated, Convertible Note. On March 26, 2010 (“Afritex Note Effective Date”) we issued a Subordinated Convertible Note (the “Afritex Note”) to Afritex Medical Products (Pty) Ltd., a South African company, in which our CEO, President and CFO is also a beneficial shareholder and member of its Board of Directors (“Afritex”). The Afritex Note was issued in connection with a certain licensing agreement and a distribution agreement, both entered into between us and Afritex on March 26, 2010. The Afritex Note had a face amount of $270,000 and bears interest at a rate of 16% per annum, and matures 630 days (as amended) subsequent to the Afritex Note Effective Date.

The Afritex Note was convertible into the common stock, at the option of the Company on or before the Maturity Date, at a conversion price of $1.00 per share, in accordance with the following:

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

On October 13, 2011 the entire principal and accrued but unpaid interest on the Afritex Note was converted into common stock at an exercise price of $1.00 per share, in accordance with the conversion provisions of the Afritex Note. Of the total amount of $335,880 converted into common stock, $65,880 was in accrued but unpaid interest. We issued Afritex with 335,880 shares of common stock pursuant to the conversion of the Afritex Note.

Upon issuance of the Afritex Note, we also issued to Afritex 270,000 warrants pursuant to that said license agreement and distribution agreement. The warrants are exercisable into our common stock at an exercise price of $2.50 per share, and expire on March 26, 2015.

In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from the Afritex Note were allocated based on the relative fair values of the notes without the warrants issued in conjunction with the notes and of the warrants themselves at the time of issuance. We recorded the relative fair value of the warrant issued to Afritex in the amount of $70,267 as a debt discount upon issuance, and amortized this debt discount as interest expense over the life of the note. Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $0, at the time of issuance provided to the holder of the note. We recorded interest expense in the amounts of $0 and $70,267 for the years ended December 31, 2011 and December 31, 2010, respectively, in connection with the Afritex Note.

Sinacola Subordinated, Convertible Notes.

First Landlord Note; Second Landlord Note:

On December 10, 2009 we entered into a Rent Satisfaction Agreement (the “2009 RSA”) with our landlord, Sinacola Commercial Properties, Ltd. (“Sinacola”). In terms of the 2009 RSA, all of our outstanding rent obligations under our lease agreement, up to and including December 31, 2009 including, but not limited to, base rent, deferred rent, and its share of operating costs, are satisfied in full.

We issued Sinacola two Promissory Notes pursuant to the 2009 RSA, as follows:

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

We also issued Sinacola with 163,415 penny warrants pursuant to the 2009 RSA (the “2009 Landlord Warrant”). The 2009 Landlord Warrant is convertible into 163,415 shares of its common stock, and is exercisable in whole or in part at any time on or before December 31, 2014 at an exercise price of $.01 per share. In addition, we agreed to modify that certain prior warrant issued to Sinacola on August 23, 2007 (the “2007 Landlord Warrant”). The 2007 Landlord Warrant provided for Sinacola to purchase 50,000 shares of common stock on or before March 1, 2012 at an exercise price of $2.00 per share. Pursuant to the 2009 RSA the exercise price of the 2007 Landlord Warrant was modified to $1.00 per share, while all other terms and conditions remained the same.

In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from the First Landlord Note and the Second Landlord Note were allocated based on the relative fair values of the notes without the warrants issued in conjunction with the notes and of the warrants themselves at the time of issuance. We recorded the relative fair value of the warrant issued in connection with the First Landlord Note in the amount of $80,521 as a debt discount upon issuance, and amortized this debt discount as interest expense over the life of the note. Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $44,479, at the time of issuance provided to the holder of the note, which was also amortized as interest expense over the life of the note. We recorded interest expense in the amounts of $58,854 and $62,500 for the years ended December 31, 2011 and December 31, 2010, respectively, in connection with the First Landlord Note. We recorded the relative fair value of the warrant issued in connection with the Second Landlord Note in the amount of $81,428 as a debt discount upon issuance, and amortized this debt discount as interest expense over the life of the note. Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $39,292, at the time of issuance provided to the holder of the note, which was also amortized as interest expense over the life of the note. We recorded interest expense in the amounts of $56,839 and $60,360 for the years ended December 31, 2011 and December 31, 2010, respectively, in connection with the Second Landlord Note.

Third Landlord Note; Fourth Landlord Note:

On December 31, 2010 we entered into a second Rent Satisfaction Agreement (the “2010 RSA”) with our landlord, Sinacola. In terms of the 2010 RSA, all of our outstanding rent obligations for the 2010 financial year under our lease agreement, up to and including December 31, 2010 including, but not limited to, base rent, deferred rent, and our share of operating costs, are satisfied in full.

We issued Sinacola two Promissory Notes pursuant to the 2010 RSA, as follows:

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

Maturity Date – Each of the Third Landlord Note and the Fourth Landlord Note has a maturity date of October 31, 2012.

We also issued Sinacola with 143,465 penny warrants pursuant to the 2010 RSA (the “2010 Landlord Warrant”). The 2010 Landlord Warrant is convertible into 143,465 shares of our common stock, and is exercisable in whole or in part at any time on or before December 31, 2015 at an exercise price of $.01 per share.

In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from the Third Landlord Note and the Fourth Landlord Note were allocated based on the relative fair values of the notes without the warrants issued in conjunction with the notes and of the warrants themselves at the time of issuance. We recorded the relative fair value of the warrant issued in connection with the Third Landlord Note in the amount of $70,853 as a debt discount upon issuance, and amortized this debt discount as interest expense over the life of the note. Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $39,147, at the time of issuance provided to the holder of the note, which was also amortized as interest expense over the life of the note. We recorded interest expense in the amounts of $60,000 and $0 for the years ended December 31, 2011 and December 31, 2010, respectively, in connection with the Third Landlord Note. We recorded the relative fair value of the warrant issued in connection with the Fourth Landlord Note in the amount of $71,314 as a debt discount upon issuance, and amortized this debt discount as interest expense over the life of the note. Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $34,409, at the time of issuance provided to the holder of the note, which was also amortized as interest expense over the life of the note. We recorded interest expense in the amounts of $57,667 and $0 for the years ended December 31, 2011 and December 31, 2010, respectively, in connection with the Fourth Landlord Note.

Fifth Landlord Note; Sixth Landlord Note:

On March 23, 2011 we entered into a third rent satisfaction agreement (the “2011 RSA”) with our landlord, Sinacola. In terms of the 2011 RSA, certain of our rent obligations for the period January 1, 2011 through June 30, 2011 under our lease agreement, including base rent and deferred rent, are satisfied in full.

We issued Sinacola two Promissory Notes pursuant to the 2011 RSA, as follows:

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

Maturity Date – Each of the Fifth Landlord Note and the Sixth Landlord Note has a maturity date of June 30, 2013.

We also issued Sinacola with 65,000 penny warrants pursuant to the 2011 RSA (the “2011 Landlord Warrant”). The 2011 Landlord Warrant is convertible into 65,000 shares of our common stock, and is exercisable in whole or in part at any time on or before March 23, 2016 at an exercise price of $.01 per share.

In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from the Fifth Landlord Note and the Sixth Landlord Note were allocated based on the relative fair values of the notes without the warrants issued in conjunction with the notes and of the warrants themselves at the time of issuance. We recorded the relative fair value of the warrant issued in connection with the Fifth Landlord Note in the amount of $32,207 as a debt discount upon issuance, and we amortize this debt discount as interest expense over the life of the note. Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $17,793, at the time of issuance provided to the holder of the note, which we also amortize as interest expense over the life of the note. We recorded interest expense in the amounts of $19,306 and $0 for the years ended December 31, 2011 and December 31, 2010, respectively in connection with the Fifth Landlord Note. We recorded the relative fair value of the warrant issued in connection with the Sixth Landlord Note in the amount of $32,207 as a debt discount upon issuance, and we amortize this debt discount as interest expense over the life of the note. Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $15,540, at the time of issuance provided to the holder of the note, which we also amortize as interest expense over the life of the note. We recorded interest expense in the amounts of $18,436 and $0 for the years ended December 31, 2011 and December 31, 2010, respectively in connection with the Sixth Landlord Note.

Seventh Landlord Note; Eighth Landlord Note:

On August 15, 2011 we entered into a fourth rent satisfaction agreement (the “Second 2011 RSA”) with our landlord, Sinacola. In terms of the Second 2011 RSA, certain of our rent obligations for the period July 1, 2011 through December 31, 2011 under our lease agreement, including base rent and deferred rent, are satisfied in full.

We issued Sinacola two Promissory Notes pursuant to the Second 2011 RSA, as follows:

Seventh Landlord Note: The first note (the “Seventh Landlord Note”) is a subordinated convertible note in the principal amount of $50,050. The Seventh Landlord Note carries no interest and is convertible, at Sinacola’s option, into the common stock of the Company at an exercise price of $1.00 per common share on the maturity date.

Eighth Landlord Note: The second note (the “Eighth Landlord Note”) is a subordinated convertible note in the principal amount of $50,050. The Eighth Landlord Note carries no interest and is convertible into the common stock of the Company at an exercise price of $1.50 per common share on the maturity date. However, if the common stock has traded at $1.50 or above for four (4) consecutive weeks on a nationally recognized market (based on daily closing prices) then the Eighth Landlord Note is convertible at the Company’s option.

Maturity Date – Each of the Seventh Landlord Note and the Eighth Landlord Note has a maturity date of November 30, 2013.

We also issued Sinacola with 65,065 penny warrants pursuant to the Second 2011 RSA (the “Second 2011 Landlord Warrant”). The Second 2011 Landlord Warrant is convertible into 65,065 shares of our common stock, and is exercisable in whole or in part at any time on or before August 15, 2016 at an exercise price of $.01 per share.

In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from the Seventh Landlord Note and the Eighth Landlord Note were allocated based on the relative fair values of the notes without the warrants issued in conjunction with the notes and of the warrants themselves at the time of issuance. We recorded the relative fair value of the warrant issued in connection with the Seventh Landlord Note in the amount of $32,223 as a debt discount upon issuance, and we amortize this debt discount as interest expense over the life of the note. Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $17,827, at the time of issuance provided to the holder of the note, which we also amortize as interest expense over the life of the note. We recorded interest expense in the amounts of $6,370 and $0 for the years ended December 31, 2011 and December 31, 2010, respectively, in connection with the Seventh Landlord Note. We recorded the relative fair value of the warrant issued in connection with the Eighth Landlord Note in the amount of $32,223 as a debt discount upon issuance, and we amortize this debt discount as interest expense over the life of the note. Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $15,540, at the time of issuance provided to the holder of the note, which is also amortized as interest expense over the life of the note. We recorded interest expense in the amounts of $6,079 and $0 for the years ended December 31, 2011 and December 31, 2010, respectively in connection with the Eighth Landlord Note.

We determined the fair values of the common stock warrants issued in connection with convertible notes as at the time of issuance using the Black-Scholes option-pricing model with the following assumptions:

				Fair value assumptions
Issue Date	Activity Description	Number of Warrants issued	Warrants' Fair Value at Date of Issuance	Warrant Terms (years)	Risk-free Interest rate	Volatility
4/15/2008	Enter into $750,000 subordinated convertible promissory note	350,000	$346,936	5	2.68%	37%
12/31/2008	Enter into a total of $581,050 subordinated convertible promissory note and senior convertible promissory note	280,485	$277,889	5	1.55%	50%
6/30/2009	Enter into $115,850 senior convertible promissory note	48,358	$47,932	5	2.54%	55%
12/10/2009	Enter into $125,000 subordinated convertible promissory note	81,250	$80,521	5	2.19%	55%
12/10/2009	Enter into $126,407 subordinated convertible promissory note	82,165	$81,428	5	2.19%	55%
12/10/2009	Enter into $100,000 subordinated convertible promissory note	100,000	$25,535	5	2.19%	55%
12/31/2009	Enter into $91,800 senior convertible promissory note	52,640	$52,180	5	2.69%	55%
3/26/2010	Enter into $270,000 subordinated convertible promissory note	270,000	$70,267	5	2.59%	55%
3/31/2010	Enter into a total of $45,000 senior convertible promissory note	21,000	$20,815	5	2.55%	54%
6/30/2010	Enter into $45,000 senior convertible promissory note	21,000	$20,808	5	1.79%	19%
9/30/2010	Enter into $45,000 senior convertible promissory note	21,000	$20,803	5	1.27%	20%
12/31/2010	Enter into $81,164 senior convertible promissory note	37,997	$37,653	5	2.01%	21%
12/31/2010	Enter into $110,000 subordinated convertible promissory note	71,500	$70,853	5	2.01%	21%
12/31/2010	Enter into $110,715 subordinated convertible promissory note	71,965	$71,314	5	2.01%	21%
3/23/2011	Enter into $50,000 subordinated convertible promissory note	32,500	$32,207	5	2.07%	19%
3/23/2011	Enter into $50,000 subordinated convertible promissory note	32,500	$32,207	5	2.07%	19%
3/31/2011	Enter into $91,537 senior convertible promissory note	42,872	$42,489	5	2.24%	19%
6/30/2011	Enter into $229,705 senior convertible promissory note	107,811	$106,824	5	1.76%	25%
8/15/2011	Enter into $50,050 subordinated convertible promissory note	32,533	$32,223	5	0.99%	20%
8/15/2011	Enter into $50,050 subordinated convertible promissory note	32,533	$32,223	5	0.99%	20%
9/30/2011	Enter into $74,800 senior convertible promissory note	35,006	$34,672	5	0.96%	22%
12/31/2011	Enter into $45,000 senior convertible promissory note	21,000	$20,799	5	0.89%	26%

		Total	$1,558,578

The following table reflects the carrying values of our short-term and long-term notes payable as of December 31, 2011.

	Effective Interest Rate	Principal	Discount	December 31, 2011

Current notes payable
JTR, Senior Note	0.02%	$1,104,656	$-	$1,104,654
Sinacola, First Landlord Note	47.08%	125,000	-	125,000
Sinacola, Second Landlord Note	44.97%	126,407	-	126,407
Sinacola, Third Landlord Note	54.55%	$110,000	$50,000	$60,000
Sinacola, Fourth Landlord Note	52.09%	110,715	48,056	62,660
Frisco EDC	12.34%	32,620	6,032	26,588
Related Party Loans	0.00%	59,750	-	59,750

Total short-term notes payable		$1,669,148	$104,088	$1,565,059

Long-term notes payable

Sinacola, Fifth Landlord Note	38.61%	50,000	30,694	19,306
Sinacola, Sixth Landlord Note	36.87%	50,000	29,311	20,689
Sinacola, Seventh Landlord Note	33.20%	50,050	43,680	6,370
Sinacola, Eighth Landlord Note	31.68%	50,050	41,684	8,366
Agave, First Note	0.00%	750,000	-	750,000
JTR, Second Note	0.00%	250,000	-	250,000
Frisco EDC	12.34%	154,380	46,720	107,660

Total long-term notes payable		$1,354,480	$192,089	$1,162,390
Total short-term and long-term notes payable		$3,023,628	$296,177	$2,727,449

The following table reflects the carrying values of our short-term and long-term notes payable as of December 31, 2010.

	Effective Interest Rate	Principal	Discount	December 31, 2010

Current notes payable
JTR – Senior Note	0.03%	$273,614	$0	$273,614
Alcedo Note	39.55%	100,000	0	100,000
Afritex Note	50.25%	270,000	0	270,000
Sinacola, First Landlord Note	50.00%	125,000	58,854	66,146
Sinacola, Second Landlord Note	47.75%	126,407	56,839	69,568
Frisco EDC	12.18%	81,416	21,416	60,000
Other notes payable	0.00%	44,436	0	44,436
Related Party Loans	0.00%	24,750	0	24,750

Total short-term notes payable		$1,045,623	$137,109	$908,514

Long-term notes payable
Agave, First Note	0.00%	$750,000	$0	$750,000
JTR – Senior Note	0.03%	422,850	0	422,850
JTR, Second Note	0.00%	250,000	0	250,000
Sinacola, Third Landlord Note	0.00%	110,000	110,000	0
Sinacola, Fourth Landlord Note	0.00%	110,715	105,722	4,993
Frisco EDC	12.18%	131,585	44,782	86,803

Total long-term notes payable		$1,775,150	$260,504	$1,514,646
Total short-term and long-term notes payable		$2,820,773	$397,613	$2,423,160

Aggregate maturities of debt are as follows:

As of December 31, 2011:

2012	$1,565,059
2013	1,087,728
2014	37,331
Thereafter	37,331
Total	$2,727,449

NOTE 5 - SHAREHOLDERS’ EQUITY

Preferred Shares Rights

On December 31, 2005, the Company’s Board of Directors adopted a Preferred Shares Rights Agreement (the “Agreement” or “Original Rights Agreement”). Pursuant to the Agreement, the Board authorized the issuance of up to 5,000,000 shares of preferred stock, par value $0.0005 per share. As of December 31, 2011, the Company had authorized the issuance of 3,143,237 shares of preferred stock designated as Series A Convertible Preferred Stock (“Series A Preferred”). As of December 31, 2011 there were 3,126,434 Series A Preferred shares issued and outstanding. The original issue price of the Series A Preferred is $1.00 per share.

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

Common Stock

The Company has authorized 100,000,000 shares of $0.0004 par value common stock.

During the year ended December 31, 2011:

(1)	We received cash proceeds of $21,260 from the issuance of 34,750 shares of common stock pursuant to the exercise of 34,750 stock options.
(2)	We received cash proceeds of $2,110 from the issuance of 294,330 shares of common stock pursuant to the exercise of 294,330 warrants.
(3)	We issued 465,969 shares of common stock pursuant to the conversion of convertible subordinated promissory notes. A total of $370,000 in principal and $95,969 in accrued but unpaid interest was converted at a conversion price of $1.00 per share. Of the shares issued, 335,880 shares were issued to Afritex Medical Products (Pty) Ltd. (“Afritex”), a South African distributor. Our President, CEO & CFO is also a director and shareholder of Afritex.
(4)	As further discussed under Note 6 – “Stock Options and Warrants,” we recorded $104,419 for the computed fair value of options issued to employees, non-employee directors, and consultants, net of cancellations.
(5)	As further discussed under Note 6 – “Stock Options and Warrants,” we recorded $29,354 for the computed fair value of warrants issued for services.
(6)	We recorded $458,114 for the computed fair value of warrants issued in connection with convertible loans.

During the year ended December 31, 2010:

(1)	As further discussed under Note 6 – “Stock Options and Warrants,” we recorded $121,631 for the computed fair value of options issued to employees, non-employee directors, and consultants, net of cancellations.
(2)	We recorded $371,424 for the computed fair value of warrants issued in connection with convertible loans.

As of December 31, 2011 and 2010 we had 16,519,865 and 15,724,816 shares respectively, of common stock issued and outstanding.

NOTE 6 - STOCK OPTIONS AND WARRANTS

Equity Incentive Plans

In April 2004, our Board of Directors and the stockholders at that time approved the adoption of a Voting Stock Option Plan (the “Plan”), which provides for the issuance of stock options to eligible employees, consultants, Board members and Advisory Board members of us to acquire up to a maximum of 5,000,000 shares of common stock.

Our Board of Directors, which determines the number of options that will be granted, the effective dates of the grants, the option process and the vesting schedules, administers the Plan. In the absence of an established market for the common stock of the Company, the Board of Directors determines the fair market value of our common stock. Options generally expire between five and ten years from the date of grant and automatically terminate 90 days after such optionee ceases to be an eligible individual under the Plan other than by reason of death or disability.

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

Stock Options

The following table summarizes information about the number and weighted average of the options that were forfeited or expired under the Plan during 2011 and 2010:

		Weighted		Weighted
	Number	Average	Number	Average	Combined
	Of	Exercise	Of	Exercise	Total
	Options	Price	Options	Price	Options
Outstanding at December 31, 2009	2,047,612	$0.68	94,382	$0.95	2,141,994
Granted	180,000	$0.25	-	-	180,000
Exercised	-	-	-	-	-
Forfeited/Cancelled	(358,038)	$0.77	(20,000)	$1.00	(378,038)
Outstanding at December 31, 2010	1,869,574	$0.59	74,382	$0.93	1,943,956
Granted	280,000	$0.52	-	-	280,000
Exercised	(34,750)	$0.61	-	-	(34,750)
Forfeited/Cancelled	(315,800)	$1.27	(21,202)	$2.00	(337,002)
Outstanding at December 31, 2011	1,799,024	$0.47	53,180	$0.72	1,852,204

The following table summarizes information about those options that have been forfeited, cancelled or that have expired under the Plan during 2011 and 2010:

	Employee		Non-Employee
		Weighted		Weighted
	Number	Average	Number	Average	Combined
	Of	Exercise	Of	Exercise	Total
	Options	Price	Options	Price	Options

Forfeited/Cancelled
during FY 2010	358,038	$0.77	20,000	$1.00	378,038

Forfeited/Cancelled
during FY 2011	315,800	$1.27	21,202	$2.00	337,002

Valuation Assumptions

We value our stock-based payment awards granted using the Black-Scholes model, during the years ended December 31, 2011 and 2010. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of certain assumptions. Our stock options have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates.

For the years ended December 31, 2011 and 2010, respectively, the fair value of options granted were estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Equity Incentive Plans for Years Ended December 31,
	2011	2010

Expected terms (in years)	5-10	5-10
Volatility	22%-28%	21%
Risk-free interest rate	.89%-2.24%	2.25%
Expected dividend rate	0.00%	0.00%
Weighted average fair value	$0.25	$0.25

The expected term of stock options represents the weighted average period the stock options are expected to remain outstanding. The expected term is based on the observed and expected time to exercise and post-vesting cancellations of options by optionees. We use historical volatility in deriving our expected volatility assumption because it believes that future volatility over the expected term of the stock options is not likely to differ from the past.  The risk-free interest rate assumption is based on the 5-year U.S Treasury zero-coupon rate with a remaining term equal to the expected term used as the assumption in the model.

The expected dividend assumption is based on our history and expectation of dividend payouts. The fair value of the shares of common stock underlying the stock options has historically been determined by the board of directors. On or before December 20, 2011 there has been no public market for our common stock. Consequently, the board of directors has historically determined the fair value of the common stock at the time of grant of the option by considering a number of objective and subjective factors including valuation of comparable companies, operating and financial performance, the lack of liquidity of capital stock and general and industry specific economic outlook, amongst other factors. The fair value of the underlying common stock has been determined by the board of directors until such time as our common stock commenced trading on the over the counter bulletin board (OTCBB).

FASB ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company only records stock-based compensation expense for awards that are expected to vest. While we generally consider historical forfeitures in its estimates, judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited. The Company’s estimates for forfeitures may differ from actual forfeitures. If actual results differ significantly from these estimates, stock-based compensation expense and its results of operations could be materially impacted when the Company records a true-up for the difference in the period that the awards vest. We adjust stock-based compensation expense based on our actual forfeitures on an annual basis, if necessary.

Stock compensation cost, using the graded vesting attribute method in accordance with Codification topic 718, is recognized over the requisite service period, generally 5 years, during which each tranche of shares is earned (zero, one, two, three, and four years). The value of each tranche is amortized on a straight-line basis. For the years ended December 31, 2011 and 2010, stock based compensation expense was approximately $104,419 and $121,631, respectively, which consisted primarily of stock-based compensation expense related to stock options recognized under GAAP issued to employees. For the years ended December 31, 2011 and 2010, the number of options exercised was 34,750 and zero, respectively.

Compensation expense is recognized only for the portion of stock options that are expected to vest, assuming an expected forfeiture rate in determining stock-based compensation expense, which could affect the stock-based compensation expense recorded if there is a significant difference between actual and estimated forfeiture rates. As of December 31, 2011, total unrecognized compensation cost related to stock-based awards granted to employees and non-employee directors was $4,716. This cost will be amortized on a ratable basis over a weighted-average vesting period of approximately 0.04 years.

The following table summarizes information about employee stock options outstanding under the Plan at December 31, 2011:

December 31, 2011
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average remaining contractual life	Weighted average exercise price
$0.20 - $0.25	1,368,962	2.44	$0.25	1,353,962	2.42	$0.25
$0.50 - $1.00	324,637	1.59	$0.82	294,637	1.53	$0.80
$2.00	68,500	0.75	$2.00	68,500	0.75	$2.00
$2.50	36,925	1.56	$2.50	29,425	1.36	$2.50

	1,799,024			1,746,524

The following table summarizes information about non-employee stock options outstanding under the Plan at December 31, 2011:

December 31, 2011
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average remaining contractual life	Weighted average exercise price
$0.20 - $0.25	900	2.16	$0.25	900	2.16	$0.25
$0.50 - $1.00	50,000	1.28	$0.65	50,000	1.28	$0.65
$2.00	-	-	$-	-	-	$-
$2.50	2,280	1.17	$2.50	2,280	1.17	$2.50

	53,180			53,180

Warrants.

The following table summarizes our warrant activities for the years ended December 31, 2011 and 2010:

		Weighted
	Number	Average
	Of	Exercise
	Warrants	Price
Outstanding at December 31, 2009	2,212,983	$0.58
Granted	514,462	$0.52
Exercised	-	-
Forfeited/Cancelled	(10,219)	$0.82
Outstanding at December 31, 2010	2,717,226	$0.51

Granted	436,754	$0.20
Exercised	(210,997)	$0.01
Forfeited/Cancelled	(100,000)	$0.82
Outstanding at December 31, 2011	2,842,983	$0.47

The following table indicates a summary of the significant terms of each of our warrants issued and outstanding as at December 31, 2011, and the accounting treatment of each:

Granted to:		Date of Grant	Number of Shares Underlying Warrants	Exercise Price	Expiration Date	Weighted Average Remaining Life (Years)	Warrants' Fair Value at Date of Issuance	Term of Expense (Years)

NTEC	1	4/8/2004	281,200	0.0005	4/8/2014	2.27	$78,643	1.00
George Brody	8	2/16/2005	5,000	0.10	2/16/2012	0.13	$3,686	Expensed upon issuance
Sinacola Commercial	22	8/10/2007	50,000	1.00	8/10/2012	0.61	$57,434	5.00	[1]
Agave Resources, LLC	2	4/15/2008	350,000	0.01	4/15/2013	1.29	$346,936	1.00	[2]
Sinacola Commercial	19	12/1/2008	7,500	1.00	2/1/2013	1.09	$3,327	5.00	[3]
JTR Investments, Ltd.	3	12/31/2008	280,485	0.01	12/31/2013	2.00	$277,889	Expensed upon issuance	[4]
JTR Investments, Ltd.	4	6/30/2009	48,358	0.01	6/30/2014	2.50	$47,932	Expensed upon issuance	[5]
GSAAgent and affiliates (Alan Jensen, Casey Jensen, James Bello, Charlotte Bello)	5	11/19/2008	100,000	0.01	11/19/2013	1.89	$99,098	Expensed upon issuance
WLS, LLC.	6	5/7/2008	8,000	0.01	5/7/2013	1.35	$19,931	Expensed upon issuance
Pearl Ross	7	9/30/2008	7,000	0.01	9/30/2013	1.75	$6,940	Expensed upon issuance
Dennis O. Harris	9	3/31/2009	2,500	0.01	3/31/2014	2.25	$2,477	Expensed upon issuance
Carl Dickerson	10	3/31/2009	5,000	0.01	3/31/2014	2.25	$4,954	Expensed upon issuance
Sinacola Commercial	11	12/31/2009	163,415	0.01	12/31/2014	3.00	$161,949	2.00	[6]
JTR Investments, Ltd.	12	12/31/2009	52,640	0.01	12/31/2014	3.00	$52,180	Expensed upon issuance	[5]
Pacific Cattle Corporation	13	4/20/2009	100,000	1.00	4/20/2014	2.30	$43,039	Expensed upon issuance
Bryan Thomas	15	6/13/2009	30,000	0.59	6/13/2014	2.45	$17,161	Expensed upon issuance
Tim Hutton	16	3/1/2009	283,333	0.30	3/1/2014	2.17	$280,750	Expensed upon issuance
Phong Le	17	3/1/2009	83,333	0.30	3/1/2014	2.17	$82,573	Expensed upon issuance
Alison Freeman	18	2/1/2009	10,000	1.00	2/1/2014	2.09	$4,563	Expensed upon issuance
Community Foundations of North Texas	20	11/19/2008	25,000	1.00	11/19/2013	1.89	$10,959	Expensed upon issuance
Alcedo Family Trust	21	12/10/2009	100,000	2.50	12/10/2014	2.95	$25,535	0.75	[7]
Sinacola Commercial	23	12/31/2010	71,500	0.01	12/31/2015	4.00	$70,853	1.83	[8]
Sinacola Commercial	24	12/31/2010	71,965	0.01	12/31/2015	4.00	$71,314	1.83	[8]
Afritex Medical Products	25	3/26/2010	270,000	2.50	3/26/2015	3.24	$70,267	0.75	[9]
Stanley D. Bert	26	1/27/2011	100,000	0.82	1/27/2016	4.08	$32,023	Expensed upon issuance
Sinacola Commercial	27	3/23/2011	65,000	0.01	3/23/2016	4.23	$64,414	2.00	[10]
JTR Investments, Ltd.	28	3/31/2011	42,872	0.01	3/31/2016	4.25	$42,489	Expensed upon issuance	[5]
JTR Investments, Ltd.	29	6/30/2011	107,811	0.01	6/30/2016	4.50	$106,824	Expensed upon issuance	[5]
Sinacola Commercial	30	8/15/2011	65,065	0.01	8/15/2016	4.63	$64,446	2.29	[11]
JTR Investments, Ltd.	31	9/30/2011	35,006	0.01	9/30/2016	4.75	$34,672	Expensed upon issuance	[5]
JTR Investments, Ltd.	32	12/31/2011	21,000	0.01	12/31/2016	5.00	$20,799	Expensed upon issuance	[5]

			2,842,983

1 Issued pursuant to a lease agreement. The original exercise price of this warrant was $2.00 per share. The exercise price was revised to $1.00 per share pursuant to the 2009 RSA. Please see Note 4 – “Notes Payable,” and Note 9 – “Commitments and Contingency.”

2 Issued pursuant to the Agave First Note. Agave Resources, LLC is controlled by one of our Directors, Donald Reed. Please see Note 4 – “Notes Payable,” and Note 10 – “Related Party Transactions.”

3 Issued pursuant to a lease modification. Please see Note 9 – “Commitments and Contingency.”

4 Comprises 2 issuances: the first issuance is for 116,667 warrants issued pursuant to the JTR Second Note; and the second issuance is for 163,818 warrants issued pursuant to the JTR Senior Note. JTR Investments, Ltd. is a limited partnership controlled by our President and CEO, Julian Ross. Please see Note 4 – “Notes Payable,” and Note 10 – “Related Party Transactions.”

5 Issued pursuant to the JTR Senior Note. JTR Investments, Ltd. is a limited partnership controlled by our President and CEO, Julian Ross. Please see Note 4 – “Notes Payable,” and Note 10 – “Related Party Transactions.”

6 Issued pursuant to the 2009 RSA. Please see Note 4 – “Notes Payable.”

7 Issued pursuant to the Alcedo Note. Please see Note 4 – “Notes Payable.”

8 Issued pursuant to the 2010 RSA. Please see Note 4 – “Notes Payable.”

9 Issued pursuant to that certain license agreement and distribution agreement with Afritex Medical Products (Pty) Ltd. (“Afritex”), of which our President is also a beneficial stockholder and a Board member. Please see Note 4 – “Notes Payable,” Note 8 – “License and Service Agreements,” and Note 10 – “Related Party Transactions.”

10 Issued pursuant to the 2011 RSA. Please see Note 4 – “Notes Payable.”

11 Issued pursuant to the Second 2011 RSA. Please see Note 4 – “Notes Payable.”

NOTE 7 - INCOME TAXES

We adopted the provisions of ASC 740, “Accounting for Uncertainty in Income Taxes,” on January 1, 2008. FASB ASC Topic 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FASB ASC Topic 740 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of FASB ASC Topic 740, we did not recognize a decrease or increase in the liability for unrecognized tax benefits.

As of December 31, 2011 and 2010, we had cumulative net operating loss carry-forwards of approximately $10,936,288 and $9,799,206 respectively, which expire in varying amounts between 2017 and 2027.   Realization of this potential future tax benefit is dependent on generating sufficient taxable income prior to expiration of the loss carry-forward. The deferred tax asset related to this (and other) potential future tax benefits has been offset by a valuation allowance in the same amount. The amount of the deferred tax asset ultimately realizable could be increased in the near term if estimates of future taxable income during the carry-forward period are revised.

Deferred income tax assets of $4,390,047 and $3,956,960 for the years December 31, 2011 and 2010 respectively were offset in full by a valuation allowance.

The components of the Company's net deferred tax assets, including a valuation allowance, for the years ended December 31, 2011 and 2010 are as follows:

Deferred Tax Assets	As of December 31, 2011	As of December 31, 2010
Net operating loss carry-forwards	$3,718,338	$3,331,730

Net deferred tax assets before valuation allowance	$4,390,047	$3,956,960
Less: Valuation Allowance	$(4,390,047)	$(3,956,960)
Net deferred tax assets	—	—

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. income tax rate to pre-tax loss is as follows:

	As of December 31, 2011	As of December 31, 2010
Statutory federal income tax	34%	34%
Change in valuation allowance on deferred tax assets	(34)%	(34)%

Due to the inherent uncertainty in forecasts and future events and operating results, the Company has provided for a valuation allowance in an amount equal to gross deferred tax assets resulting in the above figures for the periods audited.

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not to be realized.

The Company’s income tax provision is based on calculations and assumptions that will be subject to examination by the Internal Revenue Service and other tax authorities. The potential outcomes of these examinations are regularly assessed in determining the adequacy of the provision for income taxes. Should the actual results differ from the Company’s estimates, the income tax provision would be adjusted in the period in which the facts that give rise to the revision become known. Tax law and rate changes are reflected in the income tax provision in the period in which changes are enacted.

NOTE 8 – LICENSE AND SERVICE AGREEMENTS

We did not enter into any new license agreements during 2011. On March 26, 2010 we entered into a licensing agreement and a distribution agreement with a distributor in South Africa, called Afritex Medical Products (Pty) Ltd. (“Afritex”), of which our President is also a beneficial stockholder and a Board member.  The license agreement provides for the following: (a) Afritex received the rights to develop derivative products utilizing the Company’s intellectual property; and (b) Afritex agreed to pay OxySure an upfront, non-refundable license fee, in addition to a royalty of 8% on all sales of derivative products.  The distribution agreement, on the other hand provided Afritex certain territorial exclusivity for the sale of existing OxySure products, in exchange for a minimum initial order commitment and an annual minimum order quantity commitment.  The following summarizes the combined terms of the agreements:

1.	Afritex agreed to pay the Company a one-time, upfront license fee in the amount of $225,000;
2.	Afritex agreed to pay a royalty of 8% of gross sales of all derivative products sold;

3.	Afritex agreed to make an initial purchase of $145,000 in existing OxySure products;
4.	Afritex committed to purchasing an annual minimum of $480,000 in existing OxySure products;

5.	Afritex received exclusive distribution rights for the following countries: South Africa, Angola, Botswana, Democratic Republic of Congo, Lesotho, Madagascar, Malawi, Mauritius, Mozambique, Namibia, Seychelles, Swaziland, Tanzania, Zambia, and Zimbabwe;
6.	As a customer incentive, we issued Afritex a convertible note in the amount of $270,000 on March 26, 2010. The note was convertible into the Company’s common stock at a conversion price of $1.00 per share, carried a 16% annual interest rate, and had a maturity of 630 days (as amended) subsequent to the issuance date. The note was convertible into our common stock at any time on or before maturity, at our option; and

7.	We issued Afritex a warrant to purchase 270,000 shares of our common stock at an exercise price of $2.50 per share. The warrant is exercisable in whole or in part at any time on or before March 26, 2015. The fair value of the warrant was estimated to be $70,267 using a minimum value option pricing model with a volatility of approximately 55% and the following assumptions: no dividend yield, life of 5 years and a risk-free interest rate of 2.59%. Please see Note 4 – “Notes Payable” (“Afritex Subordinated, Convertible Note.”)

NOTE 9 – COMMITMENTS AND CONTINGENCY

Leases

Operating Lease – During 2007, we entered into a long-term, non-cancelable lease for office space, which expires in October 2012. In connection with the execution of this lease agreement, we received leasehold improvements totaling $324,000. The leasehold improvements are recorded as deferred rent and are being amortized as a reduction to rent expense of the lease term. Additionally, we issued 50,000 warrants in connection with the lease agreement. We issued a further 7,500 warrants in connection with a modification to the lease agreement, related to the removal of an escrow requirement of us.

At December 31, 2011, future minimum lease payments under the non-cancelable operating lease for the year ended December 31, 2012 were as follows:

2012	86,796
Thereafter	-
$86,796

Rental expense for the years ended December 31, 2011 and 2010 was $115,728 and $115,728, respectively.

Capital lease –We lease certain of our equipments under capital lease agreements that expire at various dates through 2012.

During 2006 we entered into a master lease agreement with VenCore Solutions, LLC (“Vencore”) that allowed us to lease up to $750,000 of equipment (the “Vencore Master Lease”). This maximum amount available under this lease was subsequently increased to $805,000. The Vencore Master Lease requires a security deposit of 10% of the amount of each individual lease schedule, a payment of Series A Convertible Preferred Stock shares equal to 5% of the lease divided by $1.00, and 36 monthly payments of 3.33% of the lease. We have the option to purchase the equipment at the end of each lease term at the lesser of 12% of the original equipment cost or the fair market value. On March 4, 2011 Vencore agreed to a payment moratorium, which was to continue until the earlier to occur of (i) the execution and completion of a mutually agreed upon cash settlement ("Settlement"), or (ii) the execution of a mutually agreed upon repayment plan ("Plan") or February 29, 2012. Total capital lease obligations pursuant to the Vencore Master Lease was $307,772 as at December 31, 2011.

During 2007, we entered into agreements with other finance companies (other than Vencore) to acquire equipment with interest rates ranging from 7% to 15% with five-year lease terms. Minimum non-cancellable lease payments required under all capital leases as at December 31, 2011 are as follows:

Minimum Lease Payments

2012	$327,939
2013	2,632
Total	330,571

Less amounts representing interest	(1,307)

Total	$329,264

Our gross amounts of assets recorded under capital leases by major class, and the related accumulated amortization at December 31, 2011 are as follows:

Machinery & equipment	$916,029
Less accumulated depreciation	(880,774)
Machinery & equipment, net	$35,255

Computer equipment	3,707
Less accumulated depreciation	(3,707)
Computer equipment, net	-

Legal Proceedings

We are not presently involved in any legal proceedings and were not involved in any such legal proceedings during years ended December 31, 2011 and 2010.

Indemnification

Under the indemnification provisions of our customer agreements, we routinely agree to indemnify and defend our customers against infringement of any patent, trademark, or copyright of any country or the misappropriation of any trade secret, arising from the customers’ legal use of our products or services. The exposure to us under these indemnification provisions is generally limited to the total amount paid by the customers under pertinent agreements. However, certain indemnification provisions potentially expose us to losses in excess of the aggregate amount received from the customer. To date, there have been no claims against us or our customers pertaining to such indemnification provisions and no amounts have been recorded.

NOTE 10 – RELATED PARTY TRANSACTIONS

As discussed in Note 4 – “Notes Payable,” several of the notes payable are entered into with related parties.

A summary of the related party financings and notes payable to related parties as at December 31, 2011 is as follows:

	First Note	Second Note	Senior Note	Other
Holder	Agave Resources, LLC(1)	JTR Investments, Limited(2)	JTR Investments, Limited(2)	Related Party
Amount	$750,000	$250,000	$1,104,654	$59,750
Stated interest rate	0%	0%	0%	0%
Maturity	4/15/2013	4/15/2013	Current	Current
Warrants issued (Please see Note 6 – “Stock Options & Warrants” for warrant details	350,000	116,667	572,503	-

(1) Agave Resources, LLC is controlled by one of our Directors, Donald Reed.

(2) JTR Investments, Ltd. is a limited partnership controlled by our President and CEO, Julian Ross.

As some of our related parties provided us non-interest bearing notes at various times, we issued various warrants to these related parties; please refer to Note 4, “Notes Payable,” and Note 6 – “Stock Options and Warrants” for details.

NOTE 11 – NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of net basic and diluted net income (loss) per share:

	Year ended December 31,
	2011	2010

Net income (loss)	(1,532,399)	(1,578,957)
Shares used in computing basic per share amounts (weighted ave.)	15,930,327	15,724,816
Net income (loss) per share:
Basic and Diluted	$(0.10)	$(0.10)

NOTE 12 – FAIR VALUE MEASUREMENTS

Effective January 1, 2009, the Company adopted new fair value accounting guidance. The adoption of the guidance was limited to financial assets and liabilities and did not have a material effect on our financial condition or results of operations.

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

Assets Measured at Fair Value on a Recurring Basis

The following table presents our financial assets and liabilities that are measured at fair value on a recurring basis which were comprised of the following types of instruments as of December 31, 2011 and 2010:

	Total	Level 1	Level 2	Level 3

Cash (1)	$65,118	$65,118	-	-
Total cash equivalents as of December 31, 2011	$65,118	$65,118	-	-

(1) Included in Cash and cash equivalents on the Company's Balance Sheet.

	Total	Level 1	Level 2	Level 3

Cash (1)	$39,887	$39,887	-	-
Total cash equivalents as of December 31, 2010	$39,887	$39,887	-	-

(1) Included in Cash and cash equivalents on the Company's Balance Sheet.

NOTE 13 – OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interests, or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or any other obligation under a variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us.

NOTE 14 – SEGMENT INFORMATION

We are organized as, and operate in, one reportable segment: the development, distribution and sale of specialty respiratory products and related medical products and accessories. Our chief operating decision-maker is our Chief Executive Officer. Our Chief Executive Officer reviews financial information presented on a consolidated basis for purposes of evaluating financial performance and allocating resources, accompanied by information about revenue by geographic regions. Our assets are primarily located in the United States of America and not allocated to any specific region, and we do not measure the performance of our geographic regions based upon asset-based metrics. Therefore, geographic information is presented only for revenue. Revenue by geographic region is based on the ship to address on our customer orders.

The following presents total revenue by geographic region:

	Year Ended December 31,
	2011	2010

Product Revenue:
United States - product sales(1)	$102,658	$111,177
ROW - product sales(1)	82,551	19,836
ROW - license fees	-	225,000
Totals	$185,209	$356,013

(1) Includes revenue related product delivery and product training, where applicable.

NOTE 15 – GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have been suffering from recurring loss from operations. Also, our total notes payable has increased from $2,423,160 at December 31, 2010 to $2,727,449 at December 31, 2011. Our long term notes payable has decreased from $1,514,646 at December 31, 2010 to $1,162,390 at December 31, 2011. Our short term notes payable has increased from $908,514 at December 31, 2010 to $1,565,059 at December 31, 2011.

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow from operations to meet our obligations on a timely basis and/or obtain financing as may be required. As of December 31, 2011 and 2010, we have incurred net losses from operations and had stockholders’ deficits of $13,430,659 and $11,898,260, respectively, since inception. We had a working capital deficit of $2,244,219 as of December 31, 2011 and a working capital deficit of $1,577,151 as of December 31, 2010. We have had limited revenues from the marketing of our primary product, the OxySure Model 615 as we are early in its commercialization and it currently operates in this single industry segment. These factors raise significant doubt about our ability to continue as a going concern.

During the next 12 months, our foreseeable cash requirements will relate to continual development of the operations of our business, maintaining our good standing and making the requisite filings with the Securities and Exchange Commission, and the payment of expenses associated with reviewing or investigating any potential business ventures. We may experience a cash shortfall and may be required to raise additional capital. Historically, we have relied upon internally generated funds and funds from the sale of shares of stock and loans from our shareholders and private investors to finance our operations and growth. We may raise additional capital through future public or private offerings of our stock or through loans from investors, although there can be no assurance that we will be able to obtain such financing. Our failure to do so could have a material and adverse effect upon us and our shareholders.

We have a series of plans to mitigate the going concern:

1.	We have a line of credit in place – the JTR Senior Note, which allows us to draw down up to $2,000,000. As at December 31, 2011 we had approximately $895,346 available under this facility. Please see Note 4 – “Notes Payable” for details regarding the JTR Senior Note.

2.	Management is actively seeking additional sources of equity and/or debt financing; however, there is no assurance that any additional funding will be available.

3.	We anticipate that sales during 2012 and 2013 from existing markets will grow, and we believe that we will be able to generate sales from new markets. Existing markets include education customers such as schools, school districts and colleges, and commercial customers such as manufacturing facilities, churches and other commercial venues. New markets will include, but not be limited to, government customers and new international territories and markets.

4.	We plan to increase our market penetration through the addition of new distributors. On March 15, 2011 we announced that we have entered into a supplier agreement with W.W. Grainger, Inc. for the distribution of our products. We plan to add additional distribution partners in both the US and outside the US during the remainder of 2012 and in 2013.

5.	We plan to continue to diversify our product range through the addition of complementary products and solutions. Some of these products will be sourced from third party manufacturers and suppliers.

NOTE 16 – CONCENTRATION OF RISK IN CUSTOMER AND SUPPLIER RELATIONSHIPS

Financial instruments that potentially subject us to credit risk are comprised of cash and cash equivalents, which are maintained at high quality financial institutions. At December 31, 2011 and 2010, we did not have any amounts in excess of the Federal Deposit Insurance Corporation limit of $250,000.

The relative magnitude and the mix of revenue from our largest customers have varied significantly quarter to quarter. During the twelve months ended December 31, 2011 and 2010, one customer has accounted for significant revenues, varying by period, to our company: Afritex Medical Products (Pty) Ltd., a South African distributor (“Afritex”), in which our President is also a beneficial shareholder and member of its Board of Directors. For the twelve months ended December 31, 2011 and 2010, the percentages of revenues from Afritex are as follows:

	Year Ended December 31,
	2011	2010

Afritex	45%	63%

Over time, as we work to add additional distributors to our network and to grow our distribution business, we anticipate the relative significance to our revenue of any particular customer will decline. Please see Note 17 – “Subsequent Events.”

NOTE 17 - SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to December 31, 2011 through the date of issuance of the Financial Statements. During the period from January 1, 2011 to the date of issuance, we have had the following material subsequent events:

Our Common Stock Began Trading Under Ticker Symbol “OXYS”:

Our common stock was cleared on December 20, 2011 by FINRA to begin trading on the over the counter bulletin board (OTCBB) under the ticker symbol “OXYS.” The first trades were recorded in February 2012.

Conversion of Series A Convertible Preferred Stock:

Of the 3,126,434 shares of Series A Convertible Preferred Stock issued and outstanding as of December 31, 2011 approximately 1,807,684 shares have been converted into approximately 2,205,374 shares of our common stock at a conversion ratio of 1.22:1. As of March 28, 2012, approximately 1,318,750 shares of Series A Convertible Preferred Stock remained issued and outstanding.

Issuance of convertible, subordinated promissory note:

On January 29, 2012 we entered into a note purchase agreement (the “Agreement”) with the M. Nyewe Trust (the “Nyewe Trust”). The Agreement provides that the Nyewe Trust purchase a subordinated convertible promissory note (the “Note”) from us for cash. The salient terms of the Note are as follows:

•	Principal amount (“Principal Amount “) of the Note: $100,000
•	Interest rate: 8% per annum
•	Maturity: The then outstanding Principal Amount, together with accrued and unpaid interest thereon, or the optional conversion shares (“Optional Conversion Shares”) as the case may be, is due on the 360th day subsequent to January 29, 2012 (the "Maturity Date").
•	Conversion: The Note is convertible, at the option of either the Company or the Nyewe Trust, at any time on or prior to the Maturity Date. All or any portion of the then outstanding Principal Amount and accrued but unpaid interest of the Note may be converted (the "Optional Conversion") into a number of Optional Conversion Shares equal to the amount of the then outstanding Principal Amount plus the then accrued but unpaid interest to be converted, divided by the conversion price, which is $1.50 per Optional Conversion Share.

Supplier Agreement with W.W. Grainger, Inc. (NYSE:GWW):

On March 15, 2011, after having substantially completed the Grainger training and onboarding requirements for new vendors, we announced that we have entered into a supplier agreement with W.W. Grainger, Inc. for the distribution of our products. Founded in 1927, Grainger is North America's largest broad line supplier of maintenance, repair and operating (MRO) products, with 2011 sales of $8.1 billion and with expanding global operations. Grainger serves more than two million active business and institutional customers in 157 countries, and is a valued and trusted partner for all their emergency MRO product needs. Grainger is a Fortune 100 company with 607 branches, 24 distribution centers and 18,500 team members.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A—CONTROLS AND PROCEDURES

Regulations under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) require public companies to maintain “disclosure controls and procedures,” which are defined as controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company conducted an evaluation, with the participation of its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of December 31, 2011. Based on such evaluation, its Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, the Company’s disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the U.S. generally accepted accounting principles (“U.S. GAAP”).

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2011, the Company carried out an evaluation based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance. Based on such assessment, management concluded that its internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There have been no changes to its internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during the period ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B—OTHER INFORMATION

There is no information to report under this item for the period ended December 31, 2011.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

Our executive officers and directors are as follows:

Name	Age	Position

Julian T. Ross	45	Director (Chairman), CEO, President, CFO
Donald Reed	78	Director
Vicki Jones	49	Director

Julian T. Ross, Chairman, CEO, President & CFO

Mr. Ross is our founder and has managed the development of our technology since inception. Mr. Ross has been our Chief Executive Officer, President, Chief Financial Officer and Secretary since our incorporation in January 2004. He brings over 24 years’ experience in technology, corporate finance and manufacturing, having functioned both in consulting and operational capacities at senior management level. In addition to developing our technology, he managed the development of our production capabilities, partnerships and alliances, managed the development of our sales, distribution and licensing partnerships, raised in excess of $12 million in debt and equity to fund our operations, and took us public in 2011 through an S-1 registration with the Securities and Exchange Commission. Mr. Ross enjoyed an Academic Scholarship from Shell Petroleum and an Academic Scholarship from the Edwin L. Cox School of Business at Southern Methodist University, where he received an MBA in Finance. The above experience, qualifications, attributes and skills led us to the conclusion that Julian T. Ross shall serve as our CEO, President, CFO, and director.

Donald Reed, Director

Mr. Reed has been one of our Directors since June 2006. Mr. Reed has been the President of Agave Resources, LLC since January 2005. Agave Resources, LLC is a private company which consults with and invests in early and mid-stage development companies. Agave Resources is not affiliated with us. Mr. Reed was the CEO and Chairman of Geotrace Technologies, Inc. from August 1979 through December 2003. Geotrace was founded by Mr. Reed under the name Geo-Trace Enterprises in 1979, and he was active in its growth and expansion until the company was sold in 2003. Geotrace is an international reservoir services company specializing in high technology seismic data processing for oil and gas companies. Geotrace is not affiliated with us. Mr. Reed has over 40 years of experience in business development, operations, mergers & acquisitions and general management. Mr. Reed served in the U.S. Infantry as an Intelligence Specialist, and holds a B.A. (Math) and a B.S. (Geology) from the University of Texas. The above experience, qualifications, attributes and skills led us to the conclusion that Donald Reed shall serve as one of our directors.

Vicki Jones, Director

Ms. Jones has been one of our Directors since November 2008. Ms. Jones has been the Senior Vice President for AT&T since June 2005. AT&T is a telecommunications company. AT&T is not affiliated with us. Ms. Jones has more than 28 years’ experience in the telecommunications and data networking industry, sales and sales management, installation, and customer service. Ms. Jones brings to OxySure experience in product management, product development, process re-design, strategy and business development, channel management, and international business.  The above experience, qualifications, attributes and skills led us to the conclusion that Vicki Jones shall serve as one of our directors.

Our directors hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified, or until his prior resignation or removal. Our executive officers are appointed by the Board of Directors and hold office until resignation or removal by the Board of Directors.

Identification of Significant Employees

OxySure has 10 full time employees and two part time employees, including Julian T. Ross, the Company’s CEO, President, CFO, Secretary and a Director.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2).  The OTCBB on which shares of our common stock are quoted does not have any director independence requirements.  According to the NASDAQ definition, none of our directors are independent directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers, directors and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Company’s common stock.  Such officers, directors and persons are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms that they file with the SEC.

Based solely on a review of the copies of such forms that were received by the Company, or written representations from certain reporting persons that no Form 5s were required for those persons, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company’s fiscal year ended December 31, 2011.

Code of Ethics

The Company has adopted a code of ethics and has filed a copy of the Code of Ethics with the Commission in its registration statement on Form S-1, File no. 333-159402, filed on May 21, 2009, as amended.

Family Relationship

We currently do not have any officers or directors of our Company who are related to each other.

ITEM 11—EXECUTIVE COMPENSATION

Executive Compensation

The following table shows the annual compensation paid by the Company for the years ended December 31, 2011 and 2010 to Julian T. Ross, our Chief Executive Officer, President, and CFO. No other officer had total compensation during either of the previous two years of more than $100,000.

Name and principal position	Year	Salary ($)	Bonus ($)	Option Awards ($)		Total ($)
Julian T. Ross, CEO, President, and CFO	2011	$180,000	$-	$139,886	(1)	$319,886
	2010	$180,000	$-	$140,141	(2)	$320,141

(1)	Comprises 180,000 options valued at $139,886 using the Black-Scholes pricing model with a volatility of 28% and the following assumptions: no dividend yield, life of five years and a risk-free interest rate of 2.24%. There were no forfeitures during 2011. Please see Note 6-“Stock Options” to the footnotes to our financial statements for additional information regarding our stock options awards and valuation assumptions. Please also see “Employment Agreement with Named Officers” below for further disclosure of Mr. Ross’s employment agreement.
(2)	Comprises 180,000 options valued at $140,141 using the Black-Scholes pricing model with a volatility of 19% and the following assumptions: no dividend yield, life of five years and a risk-free interest rate of 2.44%. There were no forfeitures during 2010. Please see Note 6-“Stock Options” to the footnotes to our financial statements for additional information regarding our stock options awards and valuation assumptions. Please also see “Employment Agreement with Named Officers” below for further disclosure of Mr. Ross’s employment agreement.

The following table sets out equity awards for executive officers as of December 31, 2011.

	Number of	Number of
	securities	securities
	underlying	underlying
	unexercised	unexercised	Option	Option
	options	options (#)	Exercise	Expiration
Name	(#)exercisable	unexercisable	Price ($)	Date

Julian T. Ross	828,962	0	$0.25	1/15/2014
	180,000	0	$0.25	1/15/2019
	180,000	0	$0.25	1/15/2020
	165,000	15,000	$0.25	1/15/2021

Director Compensation

Directors are generally compensated with 1,000 stock options per meeting attended, with exercise prices equal to the prevailing market value of the stock at the time of issuance. The following table reports all director compensation as of December 31, 2011.

	Fees earned				All Other
	or paid in	Stock	Option		Compensation
Name	cash ($)	Awards ($)	Awards ($)		($)	Total ($)

Julian T. Ross	$-	$-	$-	(1)	$-	$-
Vicki Jones	$-	$-	$301	(2)	$-	$301
Don Reed	$-	$-	$2,610	(3)	$-	$2,610

(1)	Does not include options earned as an employee. Mr. Ross does not receive any compensation for serving on the Board of Directors.
(2)	In April 2009, we issued Ms. Jones 1,000 shares of our common stock at an exercise price of $1.00 per share in connection with her services as a director during 2009. These options expire on April 1, 2014.
(3)	In December 2008, we issued Mr. Reed 5,000 options to purchase shares of our common stock at an exercise price of $2.00 per share in connection with his services as a director during 2008. These options expire on December 31, 2013. In December 2006, we issued Mr. Reed 2,000 options to purchase shares of our common stock at an exercise price of $0.82 per share in connection with his services as a director during 2006. These options expired unexercised on December 31, 2011.

Employment Agreements with Named Officers

Julian T. Ross, Chief Executive Officer, President, Chief Financial Officer, and Secretary

Our current, as-amended employment agreement with Mr. Ross expires on January 15, 2013. The agreement provides for an annual salary equivalent of $180,000, plus 15,000 options for every month of service with an exercise price of $.25 per share. In addition, the agreement provides that we will pay a sales bonus (the “Sales Bonus”) to Mr. Ross if we achieve the following target net revenues (“TNR”) during the 2012 fiscal year (or any subsequent year, if applicable):

•	If TNR are less than $1.0 million, no Sales Bonus is payable;
•	If TNR are equal to or greater than $1 million, the Sales Bonus is $50,000;
•	If TNR are between $1.0 million and $2.0 million, the Sales Bonus is $75,000;
•	If TNR are between $2.0 million and $3.0 million, the Sales Bonus is $100,000; or
•	If TNR are greater than $3.0 million, the Sales Bonus is $125,000 plus 1% of TNR in excess of $3.0 million.

The agreement also provides that we will pay a stock performance bonus (the “Stock Performance Bonus”) of $100,000 to Mr. Ross, which shall be paid in shares of common stock or in cash, at Mr. Ross’ sole discretion, if our stock price maintains a 6-month average during any period in the Term (as defined in the agreement) of $1.50 or higher.

If Mr. Ross’s employment is terminated by us for cause, subject to the procedures set forth in his employment agreement, then Mr. Ross shall be entitled to receive his accrued benefits as of the termination date. He shall not be entitled to the receipt of any termination payment. If we terminate Mr. Ross for any reason other than cause, then he is entitled to a termination payment equal to 12 months’ base salary. If Mr. Ross is terminated by an acquirer for anything other than cause in a change of control event, he shall receive a severance equal to three times his 12 months’ base salary. For the purposes of Mr. Ross’s employment agreement, a public offering of our securities or any dilution to our shareholders resulting from a public offering does not constitute a change of control event.

Mr. Ross is currently acting as our Chief Financial Officer on an interim basis at no additional compensation. We plan to hire a Chief Financial Officer when we can afford to do so and anticipate paying a salary of approximately $160,000 per year and provide benefits to the Chief Financial Officer.

Stock Options and Related Employee Incentives

2004 Stock Option Plan. We maintain a 2004 Stock Option Plan (the “2004 Plan”) under which our directors, officers, advisory board, other employees and other key individuals may be granted stock options. Stock option awards to officers and employees under the 2004 Plan generally vest ratably over five years based on continuous service. Stock option awards are generally granted with an exercise price equal to the fair value of our common stock at the date of grant and expire no later than ten years from the date of grant. The maximum number of number of Shares to be issued pursuant to the exercise of all options granted under the Plan is 5,000,000. As at December 31, 2011, there were 3,147,796 options available for future grant under the 2004 Plan.

Long-Term Incentive Plans. We do not currently provide our officers or employees with pension, stock appreciation rights, long-term incentive or other plans although we may adopt one or more of such plans in the future.

Employee Pension, Profit Sharing or other Retirement Plans. We do not currently provide our officers or employees with Employee Pension, Profit Sharing or other Retirement Plans although we may adopt one or more of such plans in the future.

Our employment agreements generally provide for assignment of intellectual property rights. We do not currently maintain any key person insurance on the life or in the event of disability of any of our officers.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of the date hereof concerning beneficial ownership of our common stock by (i) each director, (ii) each executive officer, (iii) our directors and officers as a group, and (iv) each person known by us to own beneficially more than 5% of our common stock. All percentages are based on 16,519,865 shares of common stock outstanding as of December 31, 2011.

Name and address of beneficial owner(1)	Amount and nature of beneficial ownership(2)		Percentage of class

Julian T. Ross, Chairman, CEO, President, CFO	16,747,618	(3)	84.91%
Donald Reed, Director	2,915,000	(4)	15.68%
Vicki Jones, Director	484,333	(5)	2.85%
All Officers & Directors as a group (three people)	20,146,951		90.48%

JTR Investments, Limited(6)	14,291,276	(7)	79.35%
5100 Eldorado Parkway, Suite 102-801 McKinney, TX 75070
Agave Resources, LLC(8)	2,790,000	(9)	15.01%
2735 Wind River Ln., S-152 Denton, Texas 76210

(1) C/o our address, 10880 John W. Elliott Drive, Suite 600, Frisco, Texas 75033, unless otherwise noted.

(2) Except as otherwise indicated, we believe that the beneficial owners of common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(3) Includes 400,000 shares of common stock held by The Ross Family Trust u/t/a dated December 1999; 12,800,000 shares of common stock held by JTR Investments, Limited; 588,172 shares of common stock issuable upon exercise of warrants issued to JTR Investments, Limited expiring on dates ranging from 12/31/2013 through 12/31/2016; 1,353,962 shares of common stock issuable upon exercise of stock options expiring on dates ranging from 1/15/2014 through 1/15/2021; 81,500 shares of common stock upon exercise of stock options issued to Pearl Ross, the spouse of Mr. Ross, expiring on dates ranging from 3/1/2014 through 3/1/2019; 903,104 shares of common stock issuable upon the conversion of two notes totaling $1,354,654 issued to JTR Investments, Limited, net of repayments; 8,000 shares of common stock held by Pearl Ross; 7,000 shares of common stock issuable upon exercise of warrants held by Pearl Ross, Mr. Ross’s spouse; 270,000 shares of common stock issuable upon exercise of warrants issued to Afritex, Medical Products, Ltd. expiring on March 26, 2015; and 335,880 shares of common stock held by Afritex, Medical Products, Ltd.

(4) Includes 120,000 shares of common stock owned by Donald Reed’s spouse, Nancy Reed; 720,000 shares of common stock held by Agave Resources, LLC; 1,220,000 shares of common stock convertible from 1,000,000 shares of Series A convertible preferred stock held by Agave Resources, LLC; 5,000 shares of common stock issuable upon exercise of stock options expiring on dates ranging from 12/31/2011 through 12/31/2013; 350,000 shares of common stock issuable upon exercise of warrants issued to Agave Resources, LLC expiring April 15, 2013; and 500,000 shares of common stock issuable upon the conversion of a $750,000 note held by Agave Resources, LLC.

(5) Includes 1,000 shares of common stock issuable upon exercise of stock options expiring 4/1/2014; 17,000 shares of common stock, and 183,000 shares of common stock convertible from 150,000 shares of Series A convertible preferred stock, owned by Vicki Jones's spouse, Tim Hutton; and 283,333 shares of common stock issuable upon exercise of warrants issued to Tim Hutton.

(6) Our Chairman, President, CEO, and CFO, Julian T. Ross, has sole voting power and control over JTR Investments, Limited.

(7) Includes 12,800,000 shares of common stock; 588,172 shares of common stock issuable upon exercise of warrants expiring on dates ranging from 12/31/2013 through 12/31/2016; and 903,104 shares of common stock issuable upon the conversion of two notes totaling $1,354,654, net of repayments.

(8) Agave Resources, LLC is controlled by our Director, Don Reed; Tom Reed; John Reed; Maridon Reed; and a member of our Board of Advisors, Craig Turner, all of whom share voting and dispositive power.

(9) Includes 1,220,000 shares of common stock convertible from 1,000,000 shares of Series A convertible preferred stock; 350,000 shares of common stock issuable upon exercise of warrants expiring on April 15, 2013; and 500,000 shares of common stock issuable upon the conversion of a $750,000 convertible promissory note.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Agave/JTR Subordinated, Convertible Notes. During March 2008, we completed a $1 million financing package consisting of a promissory note for $750,000 (“First Note”) and a promissory note with a draw down provision for $250,000 (“Second Note”) (collectively, the “Notes”). The Notes are subordinated notes and are due and payable on the earlier of (i) completion of the next financing Round completed by us or (ii) one year after the Notes are issued. In March 2009 the First Note and the Second Note were modified by extending the maturity date in each case to April 15, 2010. On December 31, 2009, the First Note and the Second Note were further modified by extending the maturity date in each case to April 15, 2011. In August 2010, the First Note and the Second Note were further modified by extending the maturity date in each case to April 15, 2012. In November 2011, the First Note and the Second Note were further modified by extending the maturity date in each case to April 15, 2013. The holder of the First Note is Agave Resources, LLC (“Agave”), and the President of Agave is Donald Reed, one of our Directors. In connection with the First Note, on April 15, 2008 Agave was also issued penny warrants to purchase 350,000 shares of common stock. The warrants are immediately exercisable and expire on April 15, 2013. The holder of the Second Note is JTR Investments, Limited (“JTR”) a company controlled by Julian T. Ross, our founder.

As of December 31, 2008 the maximum of $250,000 has been drawn against the Second Note. In connection with the Second Note, on December 31, 2008 JTR was also issued penny warrants to purchase 116,667 shares of common stock. Both Notes are non-interest bearing. The basis for issuing penny warrants in connection with the First Note and the Second Note include, but are not limited to, the fact that no interest is payable on the Notes, our ability to attract new investment at the time, market conditions and other factors. Given these factors, the Board of Directors has deemed the terms of these transactions to be fair. No third party fairness opinion was obtained in relation to these transactions.

Conversion Rights: At any time on or prior to the Maturity Date, all or any portion of the then outstanding Principal Amount and accrued but unpaid interest (if any) of the Notes may be converted (the "Optional Conversion") into a number of shares of our common stock (the "Optional Conversion Shares") equal to the amount of the then outstanding Principal Amount plus the then accrued but unpaid interest to be converted, divided by the Conversion Price which shall be $1.50 per Optional Conversion Share.

In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from the First Note were allocated based on the relative fair value of the note without the warrant issued in conjunction with the note and of the warrant itself at the time of issuance. We recorded the relative fair value of the warrant issued to Agave in the amount of $346,936 as a debt discount upon issuance, and amortized this debt discount as interest expense over the life of the note. Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $96,936, at the time of issuance provided to the holder of the note, which was also amortized as interest expense over the life of the note. We recorded interest expense in the amount of $0 for each of the years ended December 31, 2011 and December 31, 2010 in connection with the First Note.

We recorded the relative fair value of the warrant issued to JTR in connection with the Second Note in the amount of $115,587 as a debt discount upon issuance, and expensed this amount as interest expense upon issuance. Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $32,254, at the time of issuance provided to the holder of the note, which was also expensed as interest expense upon issuance. We recorded interest expense in the amount of $0 for each of the years ended December 31, 2011 and 2010 in connection with the JTR Second Note.

JTR Senior, Convertible Note. In July, 2008, JTR agreed to provide us with additional working capital to fund continuing operations (the “Senior Note Interim Funding”). On November 1, 2008 the Board agreed with JTR on the terms of a loan with a draw down provision of up to a maximum of $750,000. This maximum amount was subsequently increased to $2,000,000. This is a Senior Note (all the tranches under this facility, collectively, the “JTR Senior Note”) with no interest payable. All amounts advanced by JTR during the Senior Note Interim Funding are draw downs on the JTR Senior Note. In connection with the JTR Senior Note, we issue JTR .47 penny warrants for every dollar drawn under this facility. As of December 31, 2011 and 2010 the outstanding balances under the JTR Senior Note were $1,104,656 and $696,464 respectively.

As of December 31, 2011 and 2010 the total number of penny warrants issued to JTR pursuant to the JTR Senior Note was 572,503 and 365,813 respectively. The basis for issuing penny warrants in connection with the JTR Senior Note include, but are not limited to, the fact that no interest is payable on the note, the Company’s our ability to attract new investment at the time, market conditions, the terms previously agreed to in connection with the First Note and Second Note, and other factors. Given these factors, the Board of Directors has deemed the terms of this transaction to be fair. No third party fairness opinion was obtained in relation to this transaction.

Conversion Rights: At any time on or prior to the Maturity Date, at the option of the Company in its sole discretion, all or any portion of the then outstanding Principal Amount and accrued but unpaid interest of this Note may be converted (the "Optional Conversion") into a number of shares of our common stock (the "Optional Conversion Shares") equal to the amount of the then outstanding Principal Amount plus the then accrued but unpaid interest to be converted, divided by the Conversion Price which shall be $1.50 per Optional Conversion Share.

Maturity: The total amount outstanding under the Senior Note is classified as current.

In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from the JTR Senior Note were allocated based on the relative fair values of the notes without the warrants issued in conjunction with the notes and of the warrants themselves at the time of issuance. We recorded the total relative fair values of the warrants issued to JTR in connection with the JTR Senior Note in the cumulative amount of $567,276 as a debt discount upon each issuance, and expensed each debt discount as interest expense upon issuance of each note tranche. Additionally, as a result of issuing the warrants with the convertible promissory notes, a beneficial conversion option was recorded as a debt discount on each note reflecting the incremental conversion option intrinsic value benefit totaling $168,641, at the time of each issuance provided to JTR in connection with the JTR Senior Note up to and including December 31, 2011. The debt discount for each issuance under the JTR Senior Note is expensed as interest expense upon each issuance. We recorded interest expenses in the amounts of $262,554 and $128,104 for the years ended December 31, 2011 and December 31, 2010, respectively, in connection with the JTR Senior Note.

Afritex Subordinated, Convertible Note: On March 26, 2010 (“Afritex Note Effective Date”) we issued a Subordinated Convertible Note (the “Afritex Note”) to Afritex Medical Products (Pty) Ltd., a South African company, in which our CEO, President and CFO is also a beneficial shareholder and member of its Board of Directors (“Afritex”). The Afritex Note was issued in connection with a certain licensing agreement and a distribution agreement, both entered into between us and Afritex on March 26, 2010. The Afritex Note had a face amount of $270,000 and bears interest at a rate of 16% per annum, and matures 630 days (as amended) subsequent to the Afritex Note Effective Date.

The Afritex Note was convertible into the common stock, at the option of the Company on or before the Maturity Date, at a conversion price of $1.00 per share, in accordance with the following:

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

On October 13, 2011 the entire principal and accrued but unpaid interest on the Afritex Note was converted into common stock at an exercise price of $1.00 per share, in accordance with the conversion provisions of the Afritex Note. Of the total amount of $335,880 converted into common stock, $65,880 was in accrued but unpaid interest. We issued Afritex with 335,880 shares of common stock pursuant to the conversion of the Afritex Note.

Upon issuance of the Afritex Note, we also issued to Afritex 270,000 warrants pursuant to that said license agreement and distribution agreement. The warrants are exercisable into our common stock at an exercise price of $2.50 per share, and expire on March 26, 2015.

In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from the Afritex Note were allocated based on the relative fair values of the notes without the warrants issued in conjunction with the notes and of the warrants themselves at the time of issuance. We recorded the relative fair value of the warrant issued to Afritex in the amount of $70,267 as a debt discount upon issuance, and amortized this debt discount as interest expense over the life of the note. Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $0, at the time of issuance provided to the holder of the note. We recorded interest expense in the amounts of $0 and $70,267 for the years ended December 31, 2011 and December 31, 2010, respectively, in connection with the Afritex Note.

A summary of the related party financings and notes payable to related parties as at December 31, 2011 is as follows:

	First Note	Second Note	Senior Note	Other
	Agave	JTR	JTR
	Resources,	Investments,	Investments,
Holder	LLC(1)	Limited(2)	Limited(2)	Related Party
Amount	$750,000	$250,000	$1,104,654	$59,750
Stated interest rate	0%	0%	0%	0%
Maturity	4/15/2013	4/15/2013	Current	Current
Warrants issued (Please see Note 6 – “Stock Options & Warrants” to our financial statements for warrant details	350,000	116,667	572,503	-

(1) Agave Resources, LLC is controlled by one of our Directors, Donald Reed.

(2) JTR Investments, Ltd. is a limited partnership controlled by our President and CEO, Julian Ross.

Director Independence

The Board of Directors does not currently comprise a majority of independent directors who are deemed to be independent under the definition of independence provided by NASDAQ Stock Market Rule 4200(a)(15). We are not required to maintain a majority of independent directors for OTCBB, where our common stock is currently quoted.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

Sam Kan & Company was appointed by the Company to serve as its independent registered public accounting firm for fiscal year 2011. Audit services provided by Sam Kan & Company for 2011 included the examination of the consolidated financial statements of the Company and services related to periodic filings made with the SEC.

Fees Paid To Independent Registered Public Accounting Firm

Audit Fees

During fiscal year 2011, Sam Kan & Company’s fees for the annual audit of the Company’s financial statements and the quarterly reviews of the financial statements were $36,002. During fiscal year 2010, Sam Kan & Company’s fees for the annual audit of the financial statements and the quarterly reviews of the financial statements were $38,010.

Audit Related Fees

During fiscal year 2011, the Company has not paid Sam Kan & Company for audit-related services. During fiscal year 2010, the Company has not paid Sam Kan & Company for audit-related services.

Tax Fees

The Company has not paid Sam Kan & Company for tax services in fiscal years 2011 and 2010.

All Other Fees

The Company has not paid Sam Kan & Company any other fees in fiscal years 2011 and 2010.

Audit Committee Pre-Approval Policies

Before Sam Kan & Company was engaged by the Company to render audit or non-audit services, Sam Kan & Company was so approved and appointed by the Company’s Board of Directors. All services rendered by Sam Kan & Company have been so approved.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)(1) The financial statements and information listed below are included in this report in Part II, Item 8.

•	Reports of Independent Registered Public Accounting Firm.

•	Balance Sheets as of December 31, 2011 and 2010.

•	Statements of Operations for each of the two years ended December 31, 2011 and December 31, 2010.

•	Statements of Stockholders’ Equity (Deficit) for each of the two years ended December 31, 2011 and December 31, 2010.

•	Statements of Cash Flows for each of the two years ended December 31, 2011 and December 31, 2010.

•	Notes to the Financial Statements.

(A)(2) No schedules have been included because they are not applicable or the required information is shown in our consolidated financial statements or our notes thereto.

(A)(3) The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index immediately following the signature pages to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OXYSURE SYSTEMS, INC.

Date: March 30, 2012	By:	/s/Julian T. Ross
Julian T. Ross
Chief Executive Officer, President,
Secretary, and Director

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints Julian T. Ross his true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute(s), may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Julian T. Ross	March 30, 2012
Julian T. Ross		Date
Chief Executive Officer
President, Secretary, and Director
(Principal Executive Officer)
(Principal Accounting Officer)
(Principal Financial Officer)

By:	*	March 30, 2012
	Donald Reed	Date
Director

By:	*	March 30, 2012
	Vicki Jones	Date
Director

By:	/s/ Julian T. Ross	March 30, 2012
Julian T. Ross, Attorney in Fact		Date
for Donald Reed and Vicki Jones

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation, dated January 14, 2004 (1)

3.2	Amendment to Articles of Incorporation, dated August 16, 2004 (1)

3.3	Amendment to Articles of Incorporation, dated April 7, 2009 (1)

3.4	Amendment to Articles of Incorporation, dated May 19, 2009 (1)

3.5	Amended and Restated Articles of Incorporation, dated July 7, 2009 (1)

3.6	Bylaws, dated January 15, 2004 (1)

3.7	Second Amended Certificate of Designations Series A Convertible Preferred Stock (1)

4.1	Form of Warrant, dated December 2008 (1)

4.2	Form of Subscription Agreement for Preferred Stock (March 2005) (1)

4.5	Form of Voting Stock Agreement (February 1, 2004) (1)

5.1	Opinion of Oswald & Yap LLP (1)

10.1	Initial Employment Agreement with Julian T. Ross, dated January 15, 2004 (As Amended July 19, 2004) (1)

10.1.1	Amendment to Initial Employment Agreement with Julian T. Ross, dated August 30, 2008 (1)

10.1.2	Second Employment Agreement with Julian T. Ross, dated January 15, 2009 (1)

10.1.3	Amendment to Second Employment Agreement with Julian T. Ross, dated January 15, 2009 (1)

10.1.4	Second Amendment to Second Employment Agreement with Julian T. Ross, dated January 15, 2009 (1)

10.1.5	As amended Second Employment Agreement with Julian T. Ross, dated January 15, 2009 (1)

10.1.6	Third Amendment to Second Employment Agreement with Julian T. Ross, dated January 15, 2010 (1)

10.1.7	As amended Second Employment Agreement with Julian T. Ross, dated January 15, 2010 (1)

10.2	Freeman Base Employment Agreement with Scott Freeman, dated September 6, 2005 (1)

10.2.1	Freeman Base Employment Agreement First Amendment dated August 31, 2008 (1)

10.2.2	Freeman Base Employment Agreement Second Amendment dated January 15, 2009 (1)

10.2.3	As amended Freeman Base Employment Agreement dated January 15, 2009 (1)

10.3	Frisco Economic Development Corporation Performance Agreement, dated April 3, 2007 (1)

10.3.1	Frisco Economic Development Corporation Promissory Note, dated April 3, 2007 (1)

10.3.2	Amended and Restated Performance Agreement with the Frisco Economic Development Corporation, dated March 22, 2011 (1)

10.3.3	Renewed and Extended Promissory Note with the Frisco Economic Development Corporation, dated March 22, 2011 (1)

10.4	5-Year Lease Agreement with Sinacola Commercial Properties, Limited. dated March 6, 2007 (1)

10.4.1	First Amendment to the 5-Year Lease Agreement with Sinacola Commercial Properties, Limited, dated August 24, 2007 (1)

10.4.2	Second Amendment to the 5-Year Lease Agreement with Sinacola Commercial Properties, Limited, dated November 24, 2008 (1)

10.4.3	Sinacola Commercial Properties, Ltd. Letter Agreement, dated March 23, 2011 (1)

10.4.4	Sinacola Commercial Properties, Ltd. Letter Agreement, dated August 15, 2011 *

10.5	First Note extended to Agave Resources, LLC, dated April 15, 2008 (1)

10.5.1	Amendment to First Note extended to Agave Resources, LLC, dated February 20, 2009 (1)

10.5.2	Third Modification of Agreement of Note with Agave Resources, LLC dated August 30, 2010 (1)

10.5.3	Fourth Modification of Agreement of Note with Agave Resources, LLC dated November 14, 2011 *

10.6	“Second Note” extended to JTR Investments, Limited, dated March 1, 2008 (1)

10.6.1	Amendment to “Second Note” extended to JTR Investments, Limited, dated February 20, 2009 (1)

10.6.2	Third Modification of Agreement of Note with JTR Investments, Limited dated August 30, 2010 (1)

10.6.3	Fourth Modification of Agreement of Note with JTR Investments, Limited dated November 14, 2011 *

10.7	“Senior Note” Board Approval, dated November 1, 2008 (1)

10.7.1	“Senior Note” extended to JTR Investments, Limited, dated December 31, 2008 (1)

10.7.2	“Senior Note” extended to JTR Investments, Limited, dated June 30, 2009 (1)

10.7.3	Approval of Borrowing Modification with JTR Investments, Limited dated March 30, 2011 (1)

10.8	Asset Purchase and Stock Transfer Agreement with JTR Investments, Limited, and affiliates, dated January 15, 2004 (1)

10.8.1	Exhibits to Asset Purchase and Stock Transfer Agreement with JTR Investments, Limited, and affiliates, dated January 15, 2004 (1)

10.9	Amended Agreement with IR Services, dated June 22, 2009 (1)

10.9.1	Original Agreement with IR Services, Inc., dated April 20, 2009 (1)

10.9.2	Cancellation Agreement and Mutual Release with IR Services, dated December 15, 2009 (1)

10.1	Voting Stock Option Plan, dated February 1, 2004 (1)

10.10.1	Voting Stock Option Plan as Amended and Restated July 19, 2004 (1)

10.11	Form of Subcontractor Agreement and Assignment of Intellectual Property (1)

10.14	Department of Transportation Approval Letter, dated October 3, 2008 (1)

10.15	Master Lease Agreement with VenCore Solutions, LLC, dated October 26, 2006 (1)

10.15.1	Moratorium on Payment Agreement, Vencore Solutions, LLC dated March 4, 2011 (1)

10.16	North Texas Enterprise Center for Medical Technology License Agreement, dated April 8, 2004 (1)

10.16.1	Amendment of North Texas Enterprise Center for Medical Technology License Agreement, dated August 22, 2004 (1)

10.16.2	Amendment of North Texas Enterprise Center for Medical Technology License Agreement, dated May 26, 2005 (1)

10.17	CitiCapital Lease 1, dated September 13, 2007 (1)

10.18	CitiCapital Lease Agreement 2, dated September 13, 2007 (1)

10.19	CitiCapital Lease Agreement 3, dated September 21, 2007 (1)

10.19.1	Amendment to CitiCapital Lease Agreement 3, dated October 24, 2007 (1)

10.2	Dell Lease 1 Agreement, dated June 5, 2008 (1)

10.21	Dell Lease 2 Agreement, dated June 5, 2008 (1)

10.22	Dell Lease 3 Agreement, dated December 1, 2008 (1)

10.23	Neville Financing Lease Agreement, dated October 17, 2007 (1)

10.24	NMHG- Yale Lease Agreement, dated December 14, 2007 (1)

10.25	Wachovia Lease Agreement, dated December 20, 2007 (1)

10.26	Cancellation Agreement and Mutual Release with RKH Capital, dated June 22, 2009 (1)

10.27	Sinacola Commercial Properties, Ltd. Letter Agreement, dated December 10, 2009 (1)

10.28	Note Agreement with Tony & Judy Alcedo Family Trust, dated December 10, 2009 (1)

10.28.1	Modification of Agreement dated September 1, 2010 (1)

10.29	Afritex License Agreement dated March 26, 2010 (1)

10.29.1	Amendment To License Agreement dated December 16, 2010 (1)

10.29.2	Modification of Agreement dated December 21, 2010 (1)

10.29.3	Second Modification of Agreement with Afritex Medical Products (Pty) Limited, dated March 25, 2011 (1)

10.3	Afritex Distribution Agreement dated March 26, 2010 (1)

10.31	Afritex Note Purchase Agreement dated March 26, 2010 (1)

10.32	Federal Supply Schedule Contract V797P-41 53b effective November 15, 2008 through November 14, 2013 (1)

10.33	Form of Distribution Agreement (1)

10.34	Memorandum of Understanding dated November 16, 2009 (1)

10.35	Letter Agreement with Sinacola Commercial Properties, Ltd. dated December 15, 2010 (1)

10.36	Promissory Note with Sinacola Commercial Properties, Ltd. dated December 31, 2010 (1)

10.37	Second Promissory Note with Sinacola Commercial Properties, Ltd. dated December 31, 2010 (1)

10.38	Stock Purchase Warrant with Sinacola Commercial Properties, Ltd. dated December 31, 2010 (1)

10.39	Sinacola Commercial Properties, Ltd. Letter Agreement, dated March 23, 2011 (1)

10.40	Amended and Restated Performance Agreement with the Frisco Economic Development Corporation, dated March 22, 2011 (1)

10.41	Renewed and Extended Promissory Note with the Frisco Economic Development Corporation, dated March 22, 2011 (1)

10.42	Moratorium on Payment Agreement, Vencore Solutions, LLC dated March 4, 2011 (1)

10.43	Approval of Borrowing Modification with JTR Investments, Limited dated March 30, 2011 (1)

10.44	Second Modification of Agreement with Afritex Medical Products (Pty) Limited, dated March 25, 2011 (1)

10.44.1	As amended Notice of conversion of Afritex Note dated October 13, 2011 *

10.45	Grainger Supplier Agreement dated December 13, 2011 ++

14.1	Code of Ethics (1)

16.1	Letter from the Blackwing Group, LLC dated November 10, 2010 (1)

23.1	Consent of Oswald & Yap LLP (included in it opinion set forth in Exhibit 5 hereto) (1)

23.2	Consent of Independent Registered Accounting Firm*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*

99.1	Form of Subscription Agreement (1)

(1)	Incorporated by reference to the registrant’s registration statement on Form S-1, File no. 333-159402, filed on May 21, 2009, as amended.

*	Filed herewith.

++	Portions of this exhibit have been omitted based on a request for confidential treatment pursuant to Rule 24b-2 of the Exchange Act. Such omitted portions have been filed separately with the Commission.

