Form 10-Q
period 2012-03-31
OxySure Systems Inc
filed 2012-05-21
CIK 1413797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The aggregate market value of the issuer’s common stock held by non-affiliates of the registrant as of May 18, 2012, was approximately $2,696,882 based on $.88, the per share price at which the registrant’s common stock was last sold on that date.

The number of shares outstanding of the registrant’s class of $0.0004 par value common stock as of May 18, 2012 was 20,443,222.

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

OXYSURE SYSTEMS, INC.
 BALANCE SHEETS

	March 31, 2012	December 31, 2011
	Unaudited
ASSETS
Current assets
Cash and cash equivalents	$3,484	$65,118
Accounts receivable, net of allowances for sales returns and allowance for doubtful accounts	7,883	2,758
Inventories	265,429	247,956
Prepaid expenses and other current assets	-	-
Total current assets	276,797	315,833

Property and equipment, net	92,155	133,659
Intangible assets, net	437,727	445,168
Other assets	53,274	53,274

TOTAL ASSETS	$859,953	$947,934

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$250,506	$245,340
Capital leases - current	326,320	$327,939
Notes payable - current	1,515,172	$1,565,059
Deferred revenue	421,713	$421,713
Total current liabilities	2,513,711	2,560,051

Long-term liabilities
Capital leases	$2,632	$2,632
Notes payable	1,185,279	$1,162,390
Total long-term liabilities	1,187,911	1,165,022

TOTAL LIABILITIES	3,701,622	3,725,073

COMMITMENTS AND CONTINGENCY (NOTE 9)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.0005 per share; 25,000,000 shares authorized;
1,318,750 and 3,126,434 Series A convertible preferred shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	659	1,563
Common stock, par value $0.0004 per share; 100,000,000 shares authorized;
18,934,510 and 15,724,816 Shares of voting common stock issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	7,574	6,608
Additional Paid-in Capital	10,906,207	10,645,347
Accumulated deficit	(13,756,109)	(13,430,659)

TOTAL STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME	(2,841,669)	(2,777,139)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$859,953	$947,934

The accompanying notes are an integral part of these Financial Statements.

OXYSURE SYSTEMS, INC.
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)

	For the three months ended March 31,
	2012	2011 (Restated)

Revenues, net	$27,884	$36,028
Cost of goods sold	12,703	27,567
Gross profit	15,182	8,461

Operating expenses
Selling, general and administrative	283,485	285,209
Loss from operating expenses	(268,303)	(276,747)

Other income (expenses)
Other income (expense)	707	33,750
Interest expense	(57,855)	(131,088)
Total other income (expenses)	(57,148)	(97,338)

Net loss	(325,451)	(374,084)

Accumulated deficit - beginning of the period	$(13,430,659)	$(11,898,260)
Prior period adjustments	-	-

Accumulated deficit - end of the period	$(13,756,109)	$(12,272,344)

Basic net income (loss) per common share	$(0.02)	$(0.02)
Diluted net income (loss) per common share	$(0.02)	$(0.02)

Weighted average common shares outstanding:
Basic	17,844,462	15,728,816
Diluted	17,844,462	15,728,816

The accompanying notes are an integral part of these Financial Statements.

OXYSURE SYSTEMS, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
AS OF AND FOR THE PERIOD ENDED MARCH 31, 2012
(Expressed in US Dollars)

	Convertible
	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Warrant issuance	Additional Paid In Capital - Preferred Stock	Additional Paid In Capital - Warrants and Options	Additional Paid In Capital	Deficit Accumulated	Total Stockholders' Equity (Deficit)
Balance as of December 31, 2011	3,126,434	1,563	16,519,865	6,608	132,750	3,214,401	4,501,501	2,796,695	(13,430,659)	(2,777,139)

- Common Stock issued upon conversion of convertible preferred stock	(1,807,684)	(904)	2,205,374	882		(1,806,780)		1,806,802		(0)
- Common Stock issued upon conversion of convertible notes			209,271	84				251,323		251,407
- Common Stock options issued for compensation							9,514			9,514

Net Loss for period ending March 31, 2012									(325,451)	(325,451)

Balance as of March 31, 2012	1,318,750	659	18,934,510	7,574	132,750	1,407,621	4,511,015	4,854,820	(13,756,109)	(2,841,669)

The accompanying notes are an integral part of these Financial Statements.

OXYSURE SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2012	2011 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(325,451)	$(374,084)
Adjustments to reconcile net income to net
cash used in operating activities
Depreciation	41,505	44,552
Amortization of intangible assets	7,441	7,441
Amortization of debt discount and warrant fair values related to convertible notes	52,305	115,683
Amortization of discount on notes payable	3,103	-
Changes in Deferred Rent	(5,370)	(4,357)
Issuance of common stock options to employees as
compensation	9,514	36,410
Issuance of common stock options and warrants in exchange
for services	-	32,023
Changes in current assets and liabilities
Accounts receivable	(5,125)	(10,513)
Inventory	(17,473)	(46,802)
Prepaid expenses and other current assets	-	(50,387)
Accounts payable and accrued liabilities	10,536	16,760
Deferred revenue	-	-

NET CASH USED IN OPERATING ACTIVITIES	(229,015)	(233,274)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of intangible assets	-	(1,231)
Other assets	-	-
Purchases of property and equipment	-	(189)

NET CASH USED IN INVESTING ACTIVITIES	-	(1,420)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan proceeds	169,000	191,537
Payment of capital leases	(1,619)	(8,696)
Notes issued for customer incentives	-	-
Issuance of Common Stock	-	6
Conversion of preferred stock to common stock	-	-
Proceeds from exercise of common stock options and warrants	-	12,294

NET CASH PROVIDED BY FINANCING ACTIVITIES	167,381	195,141

Net increase (decrease) in cash and cash equivalents	(61,634)	(39,552)

Cash and cash equivalents, at beginning of period	65,118	39,887

Cash and cash equivalents, at end of period	$3,484	$335

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$446	$604
Income taxes	$-	$-

Supplemental non-cash investing and financing activities:
Promissory subordinated convertible notes converted to common stock	$251,407	$-
Promissory subordinated convertible notes issued in connection	$-	$100,000
with rent satisfaction agreements

The accompanying notes are an integral part of these Financial Statements.

OXYSURE® SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies of OxySure® Systems, Inc. (“OxySure,” “we,” “us,” “our,” or the “Company”) is presented to assist in understanding our financial statements. The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. These financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity.

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

OXYSURE® SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Deferred Revenue and Income - We defer revenue and income when we invoice a customer or a customer makes a payment and the requirements of revenue recognition have not been met (i.e. persuasive evidence of an arrangement exists, shipment from a company warehouse has occurred, the price is fixed or determinable and collectability is reasonably assured). Deferred Revenue was $421,713 and $421,713 as at March 31, 2012 and December 31, 2011, respectively.

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

OXYSURE® SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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
Level 3:Inputs include management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instrument’s valuation.

The fair value of the majority of our cash equivalents was determined based on “Level 1” inputs. We do not have any marketable securities in the “Level 2” and “Level 3” category. We believe that the recorded values of all our other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Property and Equipment – Property and equipment are recorded at cost with depreciation and amortization provided over the shorter of the remaining lease term or the estimated useful life of the improvement ranging from three to seven years. Renewals and betterments that materially extend the life of an asset are capitalized. Expenditures for maintenance and repairs are charged to expense when incurred. Furniture and fixtures are depreciated over five years. Machinery and equipments are depreciated over five to seven years. Software is depreciated over three years.  Leasehold improvements are computed using the shorter of the estimated useful lives of the assets or the lease terms.  Depreciation expense was $41,505 and $44,552 for the three month periods ended March 31, 2012 and 2011, respectively.

Other Long-Lived Assets – We have two types of intangible assets – patents and trademarks.  Intangible assets are carried at cost, net of accumulated amortization.  Amortization expense for patents and trademarks was $7,441 and $7,441 for the three month periods ended March 31, 2012 and 2011, respectively.

Intangible assets with definite useful lives and other long-lived assets are tested for impairment if certain impairment indicators are identified.  Management evaluates the recoverability of its identifiable intangible assets in accordance with applicable accounting guidance, which requires the assessment of these assets for recoverability when events or circumstances indicate a potential impairment exists. Certain events and circumstances the Company considered in determining whether the carrying value of identifiable intangible assets may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; and changes in its business strategy.  In determining if impairment exists, we estimate the undiscounted cash flows to be generated from the use and ultimate disposition of these assets.  If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Impairment charges for patents were $0 for each of the three month periods ended March 31, 2012 and 2011.

OXYSURE® SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Other Assets – We record Other Assets net of accumulated amortization. Amortization expense for Other Assets $0 for each of the three month periods ended March 31, 2012 and 2011.

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

Research and Development Costs – Costs associated with the development of our products are charged to expense as incurred.  $60 and $80 were incurred in the three month periods ended March 31, 2012 and 2011, respectively.

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

OXYSURE® SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The expected term is based on the observed and expected time to exercise and post-vesting cancellations of options by employees.  Upon the adoption of the accounting guidance, we continued to use historical volatility in deriving its expected volatility assumption as allowed under GAAP because we believe that future volatility over the expected term of the stock options is not likely to differ materially from the past. The risk-free interest rate assumption is based on 5-year U.S Treasury zero-coupon rates appropriate for the expected term of the stock options. The expected dividend assumption is based on the history and expectation of dividend payouts.  The fair values generated by the Black-Scholes model may not be indicative of the actual fair values of the equity awards, as we do not consider other factors important to those awards to employees, such as continued employment, periodic vesting requirements and limited transferability.  The amount of stock based compensation expenses is net of an estimated forfeiture rate, which is also based on historical data. For the three month periods ended March 31, 2012 and 2011, stock based compensation expense was approximately $9,514 and $36,410, respectively, which consisted primarily of stock-based compensation expense related to stock options issued to the employees and recognized under GAAP.

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees. In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services to be provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined. The Company recognizes this expense over the period in which the services are provided. For the three month periods ended March 31, 2012 and 2011, stock based compensation expense was approximately $0 and $32,023, respectively which consisted primarily of stock-based compensation expense related to stock options and warrants recognized under GAAP issued to consultants and other non-employees.

The following table shows the components of the Company’s stock based compensation expense for employees, consultants and other non-employees:

	Three months ended March 31,
	2012	2011

Common Stock options issued for compensation	9,514	36,410
Common Stock options and warrants issued for services	-	32,023

Total	9,514	68,433

Shipping and Handling Costs - Shipping and handling charges to customers are included in net revenues, and the associated costs incurred are recorded in cost of revenues.

Advertising Costs - Advertising costs are charged to operations when incurred.  We incurred $2,430 and $4,012 in advertising and promotion costs during the three month periods ended March 31, 2012 and 2011, respectively.

OXYSURE® SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Litigation and Settlement Costs - Legal costs are expensed as incurred. The Company records a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) accrue the best estimate within a range of loss if there is a loss or, when there is no amount within a range that forms a better estimate, the Company will accrue the minimum amount in the range. The Company was not involved in any legal proceedings, litigation or other legal actions during the three months ended March 31, 2012.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share follows:

	Three months ended March 31,
	2012	2011 (Restated)
Historical net loss per share:

Numerator
Net loss, as reported	$(325,451)	$(374,084)
Less: Effect of amortization of interest expense on convertible notes	52,305	115,683
Net loss attributed to common stockholders (diluted)	$(273,146)	$(258,401)

Denominator
Weighted-average common shares outstanding	17,844,462	15,728,816
Effect of dilutive securities	-	-
Denominator for diluted net loss per share	17,844,462	15,728,816
Basic and diluted net loss per share	$(0.02)	$(0.02)

The following outstanding options, warrants, convertible preferred shares and convertible note shares were excluded from the computation of basic and diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect.

	Three months ended March 31,
	2012	2011

Options to purchase common stock	1,943,754	2,080,604
Warrants to purchase common stock	2,754,650	2,825,098
Common shares issuable upon conversion of convertible preferred stock	1,608,875	3,814,249
Convertible note shares outstanding	1,696,330	2,136,482

Restatements and Reclassifications - Certain financial statement items have been reclassified to conform to the current periods’ presentation.  These reclassifications had no impact on previously reported net loss. Certain financial statement items for the quarter ended March 31, 2011 have been restated - please see Note 17 - Correction of error to prior period financial statements.

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

OXYSURE® SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

NOTE 2 – BALANCE SHEET COMPONENTS

	March 31,	December 31,
	2012	2011

Cash and cash equivalents:
Cash	3,484	65,118
Total cash and cash equivalents	$3,484	$65,118

Inventories:
Total inventories	$265,429	$247,956

Accounts Receivable, net of allowances	$7,883	$2,758

Property and equipment, net:
Machinery and equipment	919,736	919,736
Leasehold improvements	547,856	547,856
Computer equipment and furniture and fixtures	203,922	203,922
Software	10,691	10,691
	1,682,204	1,682,204
Accumulated depreciation and amortization	(1,590,050)	(1,548,545)
Total property and equipment, net	$92,155	$133,659

Accounts payable and accrued expenses:
Leasehold Improvement Allowance	32,646	48,969
Accounts payable	146,500	136,263
Accrued interest	42,093	40,094
Other accrued liabilities	29,267	20,015
Total accounts payable and accrued expenses	$250,506	$245,340

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

OXYSURE® SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

NOTE 3 – INTANGIBLE ASSETS (CONTINUED)

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with applicable accounting guidance. Impairment charges for patents were $0 for each of the three month periods ended March 31, 2012 and 2011.

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

The carrying values of our amortized acquired intangible assets as of the March 31, 2012 are as follows:

	March 31, 2012
	Gross	Accumulated Amortization and write off	Net

Patents	$610,518	$(212,463)	$398,055
Trademarks	$45,723	$(6,052)	$39,671
	$656,241	$(218,514)	$437,727

Of the net amount of $437,727 in intangible assets as of March 31, 2012, approximately 90.9% is in patents and 9.1% is in trademarks.  Included in the $656,241 gross amount for patents and trademarks is $157,000 acquired from entities controlled by the founder of the Company in January 2004. The remaining $499,241 represents amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of patent and trademark applications.

NOTE 4 – NOTES PAYABLE

We have issued warrants for the purchase of shares of our restricted common stock in connection with raising equity and debt financing and for other professional services.  The fair value of warrants issued is determined in accordance with Codification topic 470-20.

Frisco Promissory Note  On April 3, 2007 we entered into a note agreement with the City of Frisco, Texas for $243,000 (the “Frisco Note”) pursuant to an economic incentive package provided through the Frisco Economic Development Corporation (“FEDC”). The note required varying annual principal payments through August 2012.  The note was non-interest bearing; however, interest has been imputed at 12.18% per annum. The unamortized discount at December 31, 2010 was $66,198. Individual annual payments were to be forgiven if certain performance targets are achieved, which include the number of full time employees, square feet occupied in the city of Frisco and the taxable value of business and personal property in the City of Frisco. The first annual payment for 2008 in the amount of $30,000 was forgiven and we recognized the entire $30,000 under “Other income” in the Statement of Operations and Accumulated Deficit for the year ended December 31, 2008.  On March 22, 2011 we entered into an Amended and Restated Performance Agreement with the FEDC. In terms of the Amended and Restated Performance Agreement, the FEDC provided us with economic assistance in the form of the renewal and extension of the outstanding forgivable loan of $213,000 together with revised performance credits over 5 years, commencing on March 22, 2011 and ending on the earlier to occur of: (i) the full payment of the economic incentives; or (ii) March 31, 2016.

OXYSURE® SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

NOTE 4 – NOTES PAYABLE (CONTINUED)

The renewed Frisco Note requires varying annual principal payments through December 2015. The face value of the renewed note is $213,000, and the note is non-interest bearing; however, interest has been imputed at 12.34% per annum.

On December 1, 2011 we received the first performance credit from the FEDC in the amount of $26,000 pursuant to the Amended and Restated Performance Agreement. We recognized the entire $26,000 under “Other income” in the Statement of Operations and Accumulated Deficit for the year ended December 31, 2011. The unamortized discount at March 31, 2012 was $49,650. The net amount of the note as at March 31, 2012 was $137,350.

Future principal payments of this note payable are as follows:

2012	39,000
2013	44,000
2014	52,000
2015	52,000
$187,000

Agave/JTR Subordinated, Convertible Notes  During March 2008, we completed a $1 million financing package consisting of a promissory note for $750,000 (“First Note”) and a promissory note with a draw down provision for $250,000 (“Second Note”) (collectively, the “Notes”). The Notes are subordinated notes and are due and payable on the earlier of (i) completion of the next financing Round completed by us or (ii) one year after the Notes are issued. In March 2009 the First Note and the Second Note were modified by extending the maturity date in each case to April 15, 2010. On December 31, 2009, the First Note and the Second Note were further modified by extending the maturity date in each case to April 15, 2011.  In August 2010, the First Note and the Second Note were further modified by extending the maturity date in each case to April 15, 2012. In November 2011, the First Note and the Second Note were further modified by extending the maturity date in each case to April 15, 2013. The holder of the First Note is Agave Resources, LLC (“Agave”), and the President of Agave is Donald Reed, one of our Directors.  In connection with the First Note, on April 15, 2008 Agave was also issued penny warrants to purchase 350,000 shares of common stock.  The warrants are immediately exercisable and expire on April 15, 2013.  The holder of the Second Note is JTR Investments, Limited (“JTR”) a company controlled by Julian T. Ross, our founder.

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

OXYSURE® SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

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

In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from the First Note were allocated based on the relative fair value of the note without the warrant issued in conjunction with the note and of the warrant itself at the time of issuance. We recorded the relative fair value of the warrant issued to Agave in the amount of $346,936 as a debt discount upon issuance, and amortized this debt discount as interest expense over the life of the note.  Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental intrinsic value benefit of $96,936, at the time of issuance provided to the holder of the note, which was also amortized as interest expense over the life of the note. We recorded no interest expense for the three months ended March 31, 2012 and 2011 in connection with the First Note.

We recorded the relative fair value of the warrant issued to JTR in connection with the Second Note in the amount of $115,857 as a debt discount upon issuance, and expensed this amount as interest expense upon issuance.  Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental intrinsic value benefit of $32,254, at the time of issuance provided to the holder of the note, which was also expensed as interest expense upon issuance. We recorded no interest expense for the three months ended March 31, 2012 and 2011 in connection with the JTR Second Note.

JTR Senior, Convertible Note. In July, 2008, JTR agreed to provide the Company with additional working capital to fund continuing operations (the “Senior Note Interim Funding”).  On November 1, 2008 the Board agreed with JTR on the terms of a loan with a draw down provision of up to a maximum of $750,000.  This maximum amount was subsequently increased to $2,000,000 on March 30, 2011. This is a Senior Note (all the tranches under this facility, collectively, the “Senior Note”) with no interest payable.  All amounts advanced by JTR during the Senior Note Interim Funding are draw downs on the Senior Note.  In connection with the Senior Note, the Company will issue .47 penny warrants for every dollar drawn under this facility.  As of March 31, 2012, the outstanding balance under the Senior Note was $1,018,654.  As of March 31, 2012 the number of penny warrants issued to JTR pursuant to the Senior Note was 572,503.  The basis for issuing penny warrants in connection with the Senior Note include, but are not limited to, the fact that no interest is payable on the note, the Company’s ability to attract new investment at the time, market conditions, the terms previously agreed to in connection with the First Note and Second Note, and other factors.  Given these factors, the Board of Directors has deemed the terms of this transaction to be fair.  No third party fairness opinion was obtained in relation to this transaction.

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

OXYSURE® SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)
NOTE 4 – NOTES PAYABLE (CONTINUED)

In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from the Senior Note were allocated based on the relative fair values of the notes without the warrants issued in conjunction with the notes and of the warrants themselves at the time of issuance.  As of March 31, 2012 the Company recorded the relative fair values of the warrants issued to JTR in connection with the Senior Note in the amount of $546,477 as a debt discount upon each issuance, and expensed each debt discount as interest expense upon issuance.  Additionally, as a result of issuing the warrants with the convertible promissory notes, a beneficial conversion option was recorded as a debt discount on each note reflecting the incremental intrinsic value benefit totaling $162,842, at the time of each issuance provided to JTR in connection with the Senior Note up to an including March 31, 2012. The debt discount for each issuance under the Senior Note is expensed as interest expense upon issuance. We recorded interest expenses in the amounts of $0 and $54,465 for the three months ended March 31, 2012 and March 31, 2011, respectively, in connection with the Senior Note.

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

OXYSURE® SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

NOTE 4 – NOTES PAYABLE (CONTINUED)

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

In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from the First Landlord Note and the Second Landlord Note were allocated based on the relative fair values of the notes without the warrants issued in conjunction with the notes and of the warrants themselves at the time of issuance. We recorded the relative fair value of the warrant issued to First Landlord Note in the amount of $80,521 as a debt discount upon issuance, and amortized this debt discount as interest expense over the life of the note.  Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $44,479, at the time of issuance provided to the holder of the note, which was also amortized as interest expense over the life of the note. We recorded no interest expense for the three months ended March 31, 2012 and 2011 in connection with the First Landlord Note. The Company recorded the relative fair value of the warrant issued to Second Landlord Note in the amount of $81,428 as a debt discount upon issuance, and amortized this debt discount as interest expense over the life of the note.  Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $39,292, at the time of issuance provided to the holder of the note, which was also amortized as interest expense over the life of the note. We recorded no interest expense for the three months ended March 31, 2012 and 2011 in connection with the Second Landlord Note.

With an effective date of March 30, 2012 the First Landlord Note was converted into 125,000 shares of restricted common stock at a conversion price of $1.00 per share, in accordance with the conversion provisions of the First Landlord Note. With an effective date of March 30, 2012 the Second Landlord Note was converted into 84,271 shares of restricted common stock at a conversion price of $1.50 per share, in accordance with the conversion provisions of the Second Landlord Note.

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

OXYSURE® SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

NOTE 4 – NOTES PAYABLE (CONTINUED)

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

In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from the Third Landlord Note and the Fourth Landlord Note were allocated based on the relative fair values of the notes without the warrants issued in conjunction with the notes and of the warrants themselves at the time of issuance. We recorded the relative fair value of the warrant issued to Third Landlord Note in the amount of $70,853 as a debt discount upon issuance, and amortized this debt discount as interest expense over the life of the note.  Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $39,147, at the time of issuance provided to the holder of the note, which we also amortize as interest expense over the life of the note. We recorded interest expense in the amounts of $15,000 and $15,000 for the three months ended March 31, 2012 and March 31, 2011, respectively in connection with the Third Landlord Note.  We recorded the relative fair value of the warrant issued to Fourth Landlord Note in the amount of $71,314 as a debt discount upon issuance, and amortized this debt discount as interest expense over the life of the note.  Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $34,409, at the time of issuance provided to the holder of the note, which we also amortize as interest expense over the life of the note. We recorded interest expense in the amounts of $14,417 and $14,417 for the three months ended March 31, 2012 and March 31, 2011, respectively in connection with the Fourth Landlord Note.

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

OXYSURE® SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

NOTE 4 – NOTES PAYABLE (CONTINUED)

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

Maturity Date – Each of the Fifth Landlord Note and the Sixth Landlord Note has a maturity date of September 30, 2013.

We also issued Sinacola with 65,000 penny warrants pursuant to the 2011 RSA (the “2011 Landlord Warrant”).  The 2011 Landlord Warrant is convertible into 65,000 shares of our common stock, and is exercisable in whole or in part at any time on or before March 23, 2016 at an exercise price of $.01 per share.

In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from the Fifth Landlord Note and the Sixth Landlord Note were allocated based on the relative fair values of the notes without the warrants issued in conjunction with the notes and of the warrants themselves at the time of issuance. We recorded the relative fair value of the warrant issued to Fifth Landlord Note in the amount of $32,207 as a debt discount upon issuance, and amortized this debt discount as interest expense over the life of the note.  Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $17,793, at the time of issuance provided to the holder of the note, which we also amortize as interest expense over the life of the note. We recorded interest expense in the amounts of $6,250 and $556 for the three months ended March 31, 2012 and March 31, 2011, respectively in connection with the Fifth Landlord Note.  We recorded the relative fair value of the warrant issued to Sixth Landlord Note in the amount of $32,207 as a debt discount upon issuance, and amortized this debt discount as interest expense over the life of the note.  Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $15,540, at the time of issuance provided to the holder of the note, which we also amortize as interest expense over the life of the note. We recorded interest expense in the amounts of $5,968 and $531 for the three months ended March 31, 2012 and March 31, 2011, respectively in connection with the Sixth Landlord Note.

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

OXYSURE® SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

NOTE 4 – NOTES PAYABLE (CONTINUED)

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

In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from the Seventh Landlord Note and the Eighth Landlord Note were allocated based on the relative fair values of the notes without the warrants issued in conjunction with the notes and of the warrants themselves at the time of issuance. We recorded the relative fair value of the warrant issued to Seventh Landlord Note in the amount of $32,223 as a debt discount upon issuance, and we amortize this debt discount as interest expense over the life of the note.  Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $17,827, at the time of issuance provided to the holder of the note, which we also amortize as interest expense over the life of the note. We recorded interest expense in the amounts of $5,460 and $0 for the three months ended March 31, 2012 and March 31, 2011, respectively in connection with the Seventh Landlord Note.  We recorded the relative fair value of the warrant issued to Eighth Landlord Note in the amount of $32,223 as a debt discount upon issuance, and we amortize this debt discount as interest expense over the life of the note.  Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $15,540, at the time of issuance provided to the holder of the note, which we also amortize as interest expense over the life of the note. We recorded interest expense in the amounts of $5,210 and $0 for the three months ended March 31, 2012 and March 31, 2011, respectively in connection with the Eighth Landlord Note.

OXYSURE® SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

NOTE 4 – NOTES PAYABLE (CONTINUED)

The following table reflects the carrying values of our short-term and long-term notes payable as of March 31, 2012:

	Effective Interest Rate	Principal	Discount	March 31, 2012

Current notes payable
JTR, Senior Note	0.00%	$1,018,656	$-	$1,018,654
Sinacola, Third Landlord Note	54.55%	110,000	$35,000	$75,000
Sinacola, Fourth Landlord Note	52.09%	110,715	33,639	77,077
Frisco EDC	12.34%	39,000	9,309	29,691
M. Nyewe Trust Note	8.00%	100,000	-	100,000
Other indebtedness	0.00%	214,750	-	214,750

Total short-term notes payable		$1,593,121	$77,948	$1,515,172

Long-term notes payable

Sinacola, Fifth Landlord Note	50.00%	$50,000	24,444	25,556
Sinacola, Sixth Landlord Note	47.75%	50,000	23,343	26,657
Sinacola, Seventh Landlord Note	43.64%	50,050	38,220	11,830
Sinacola, Eighth Landlord Note	41.64%	50,050	36,473	13,577
Agave, First Note	0.00%	750,000	-	750,000
JTR, Second Note	0.00%	250,000	-	250,000
Frisco EDC	12.34%	148,000	40,340	107,660

Total long-term notes payable		$1,348,100	$162,821	$1,185,279
Total short-term and long-term notes payable		$2,941,221	$240,769	$2,700,451

OXYSURE® SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

NOTE 4 – NOTES PAYABLE (CONTINUED)

The following table summarizes our outstanding notes payable as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011

Current portion of notes payable	$244,441	$86,338
Current portion of convertible notes payable	1,270,731	1,478,722
Current portion of notes payable, net	$1,515,172	$1,565,059

Long-term portion of notes payable	$148,000	$154,380
Less: Unamortized discount	(40,340)	(46,720)
	107,660	107,660

Long-term portion of convertible notes payable	$1,200,100	$1,200,100
Less: Unamortized discount	(122,481)	(145,370)
	1,077,619	1,054,730

Long-term portion of notes payable, net	$1,185,279	$1,162,390

OXYSURE® SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

NOTE 5 - SHAREHOLDERS’ EQUITY

Preferred Shares Rights

On December 31, 2005, the Company’s Board of Directors adopted a Preferred Shares Rights Agreement (the “Original Rights Agreement”).   Pursuant to the Agreement, the Board authorized the issuance of up to 5,000,000 shares of preferred stock, par value $0.0005 per share. As of December 31, 2005, the Company had authorized the issuance of 2,000,000 shares of preferred stock designated as Series A Convertible Preferred Stock (“Series A Preferred”). On March 22, 2006 the Company authorized an increase in the issuance of the Series A Preferred to 3,100,000 shares of preferred stock. On July 2, 2008 the Company further authorized an increase in the issuance of the Series A Preferred to 3,143,237 shares of preferred stock. The original issue price of the Series A Preferred is $1.00 per share. There were 1,318,750 and 3,126,434 Series A Preferred shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively.

During the three months ended March 31, 2012 the Company did not issue any shares of the Series A Preferred. During the three months ended March 31, 2012 approximately 1,807,684 shares of the Series A Preferred have been converted into approximately 2,205,374 shares of our common stock at a conversion ratio of 1.22:1.

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
MARCH 31, 2012
(Unaudited)

NOTE 5 - SHAREHOLDERS’ EQUITY (CONTINUED)

Common Stock

The Company has authorized 100,000,000 shares of $0.0004 par value common stock.

During the three months ended March 31, 2012 we issued approximately 2,205,374 shares of our common stock pursuant to the conversion of approximately 1,807,684 shares of our Series A Convertible Preferred Stock at a conversion ratio of 1.22:1. During the three months ended March 31, 2012, we also issued 209,271 shares of our common stock pursuant to the conversion of convertible notes.  As of March 31, 2012 we had 18,934,510 shares of common stock issued and outstanding.

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

Stock Options

The following table summarizes information about the number and weighted average of the options that were forfeited or expired under the Plan as at March 31, 2012:

	Employee		Non-Employee
		Weighted		Weighted
	Number	Average	Number	Average	Combined
	Of	Exercise	Of	Exercise	Total
	Options	Price	Options	Price	Options
Outstanding at December 31, 2011	1,799,024	$0.47	53,180	$0.72	1,852,204
Granted	180,000	$0.25	-	$-	180,000
Exercised	-	$-	-	$-	-
Forfeited/Cancelled	(88,450)	$1.02	-	$-	(88,450)
Outstanding at March 31, 2012	1,890,574	$0.44	53,180	$0.72	1,943,754

OXYSURE® SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

NOTE 6 - STOCK OPTIONS AND WARRANTS (CONTINUED)

We used the following assumptions to estimate the fair value of options granted under the Plan for the three months ended March 31, 2012 and 2011:

	Equity Incentive Plans for Periods Ended March 31,
	2012	2011

Expected terms (in years)	5-10	5-10
Volatility (weighted ave.)	26%	28%
Risk-free interest rate (weighted ave.)	1.04%	2.24%
Expected dividend rate	0.00%	0.00%

Risk-Free Interest Rate	The risk-free interest rate assumption was based on U.S. Treasury instruments with a term that is consistent with the expected term of our stock options.
Expected Volatility	We use historical volatility in deriving our expected volatility assumption because we believe that future volatility over the expected term of the stock options is not likely to differ from the past.
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
Forfeitures
FASB ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  We only records stock-based compensation expense for awards that are expected to vest. While we generally consider historical forfeitures in its estimates, judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited. Our estimate for forfeitures may differ from actual forfeitures. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted when we record a true-up for the difference in the period that the awards vest.  We adjust stock-based compensation expense based on our actual forfeitures on an annual basis, if necessary.

As of March 31, 2012, there were unrecognized compensation costs of approximately $103,036 related to non-vested stock option awards granted after April 2004 that will be recognized on a straight-line basis over the weighted average remaining vesting period of 0.83 years.

Stock compensation cost, using the graded vesting attribute method in accordance with Codification topic 718, is recognized over the requisite service period, generally 5 years, during which each tranche (one fifth) of shares is earned (zero, one, two, three, and four years).  The value of each tranche is amortized on a straight-line basis.  For the three months ended March 31, 2012, stock based compensation expense was approximately $9,514, which consisted primarily of stock-based compensation expense related to stock options recognized under GAAP issued to employees.  For the three months ended March 31, 2012, there were no options exercised.

OXYSURE® SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

NOTE 6 - STOCK OPTIONS AND WARRANTS (CONTINUED)

Warrants.

The following table summarizes our warrant activities for the three months ended March 31, 2012:

		Weighted
	Number	Average
	Of	Exercise
	Warrants	Price
Outstanding at December 31, 2011*	2,759,650	$0.48
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	(5,000)	$0.10
Outstanding at March 31, 2012	2,754,650	$0.48

*These represent as-corrected amounts for the warrants outstanding as at December 31, 2011. The amounts disclosed in error in our financial statements for FY 2011 reflect 2,842,983 for the number of warrants outstanding and $.47 for the weighted average exercise price.

NOTE 7 – INCOME TAXES

No content available.

NOTE 8 – LICENSE AND SERVICE AGREEMENTS

No content available.

NOTE 9 – COMMITMENTS AND CONTINGENCY

Leases

Operating Lease – We lease our office and manufacturing space under an operating lease that includes fixed annual increases and expires in September 2012. Total rent expense was $28,932 and $28,932 for the three months ended March 31, 2012 and 2011, respectively.

Capital lease – We lease certain equipments under capital lease agreements that expire at various dates through 2012. Total Capital lease obligations were $328,952 and $330,571 as at March 31, 2012 and December 31, 2011, respectively.

Legal Proceedings

The Company is subject to litigation in the normal course of business, none of which management believes will have a material adverse effect on the Company’s financial statements. As of March 31, 2012 the Company was not a party to any litigation matters.

OXYSURE® SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

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

NOTE 10 – RELATED PARTY TRANSACTIONS

As discussed in Note 4, “Notes Payable” several of the notes payable are entered among related parties.

A summary of the related party financings and notes as at March 31, 2012 is as follows:

	First Note	Second Note	Senior Note	Other
Holder	Agave Resources, LLC(1)	JTR Investments, Limited(2)	JTR Investments, Limited(2)	Related Party
Amount	$750,000	$250,000	$1,018,654	$214,750
Stated interest rate	0%	0%	0%	0%
Maturity	4/15/2013	4/15/2013	Current	Current
Warrants issued (Please see Note 6 – “Stock Options & Warrants” for warrant details)	350,000	116,667	572,503	-

(1) Agave Resources, LLC is controlled by one of our Directors, Donald Reed.
(2) JTR Investments, Ltd. is a limited partnership controlled by our President and CEO, Julian Ross.

OXYSURE® SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

NOTE 11 – NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of net basic and diluted net income (loss) per share:

	Three months ended March 31,
Historical net loss per share:	2012	2011 (Restated)

Net income (loss)	$(325,451)	$(374,084)
Shares used in computing basic per share amounts (weighted average)	17,844,462	15,728,816
Net income (loss) per share:
Basic and Diluted	$(0.02)	$(0.02)

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

OXYSURE® SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

NOTE 12 – FAIR VALUE MEASUREMENTS (CONTINUED)

Level 3 — Unobservable inputs to the valuation methodology that is significant to the measurement of fair value of assets or liabilities.

Assets Measured at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis which were comprised of the following types of instruments as of March 31, 2012:

	Total	Level 1	Level 2	Level 3

Cash (1)	$3,484	$3,484	-	-
Total cash equivalents as of March 31, 2012	$3,484	$3,484	$-	$-

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

NOTE 14 – SEGMENT INFORMATION

We are organized as, and operate in, one reportable segment: the development, distribution and sale of specialty respiratory products and related medical products and accessories. Our chief operating decision-maker is our Chief Executive Officer. Our Chief Executive Officer reviews financial information presented on a consolidated basis for purposes of evaluating financial performance and allocating resources, accompanied by information about revenue by geographic regions. Our assets are primarily located in the United States of America and not allocated to any specific region and we do not measure the performance of our geographic regions based upon asset-based metrics. Therefore, geographic information is presented only for revenue. Revenue by geographic region is based on the ship to address on our customer orders.

OXYSURE® SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

NOTE 14 – SEGMENT INFORMATION (CONTINUED)

The following presents total revenue by geographic region for the three month periods ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011 (Restated)

Revenues:
United States - product sales	$27,884	$36,028
ROW - product sales	-	-
Total revenues	$27,884	$36,028

NOTE 15 – GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  We have been suffering from recurring loss from operations. We have an accumulated deficit of $13,756,109 and $13,430,659 at March 31, 2012 and December 31, 2011, respectively, and stockholders’ deficits of $2,841,669 and $2,777,139 as of March 31, 2012 and December 31, 2011, respectively. We require substantial additional funds to manufacture and commercialize our products. Our management is actively seeking additional sources of equity and/or debt financing; however, there is no assurance that any additional funding will be available.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying March 31, 2012 balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, to maintain present financing, and to generate cash from future operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

NOTE 16 - SUBSEQUENT EVENTS

Conversion into Common Stock of First Landlord Note and Second Landlord Note:  On May 3, 2012, we received fully executed agreements (“Agreements”) documenting the extension of the maturities of the First Landlord Note and Second Landlord Note (collectively, the “Notes”), and the conversion of the Notes into common stock.

The First Landlord Note, a subordinated convertible note with a principal amount of $125,000, and the Second Landlord Note, a subordinated convertible note with a principal amount of $126,407 were issued to our landlord, Sinacola Commercial Properties, Limited (“Landlord”) on December 10, 2009. The Agreements received on May 3, 2012 provide inter alia, for the following:

(1) With an effective date of March 30, 2012 the First Landlord Note was converted into 125,000 shares of restricted common stock at a conversion price of $1.00 per share, in accordance with the conversion provisions of the First Landlord Note;
(2) With an effective date of March 30, 2012 the Second Landlord Note was converted into 84,271 shares of restricted common stock at a conversion price of $1.50 per share, in accordance with the conversion provisions of the Second Landlord Note; and
(3) With an effective date of May 3, 2012, upon receipt of the fully executed Agreements the Landlord was issued with 21,819 restricted shares of common stock for no additional consideration.

NOTE 17 – CORRECTION OF ERROR TO PRIOR PERIOD FINANCIAL STATEMENTS

The financial statements for the quarter ended March 31, 2011 have been restated as further outlined below:

	Quarter Ended March 31, 2011

	As			Restatement	As
	Reported			Adjustment	Restated
Balance Sheet Items:

Inventories	264,828	a	)	9,666	274,494

Accumulated Deficit	(12,266,175)	a	)	(6,164)	(12,272,339)

Statement of Operations:

Revenues, net	51,825	a	)	(15,797)	36,028

Cost of Goods Sold	37,194	a	)	(9,627)	27,567

Net Loss	(367,915)	a	)	(6,169)	(374,084)

Accumulated deficit - beginning of the period	$(11,898,260)	a	)	-	$(11,898,260)

Accumulated deficit - end of the period	$(12,266,175)	a	)	(6,164)
		b	)	(5)	$(12,272,344)

Basic net loss per common share	$0.02			$-	$(0.02)
Diluted net loss per common share	$0.02			$-	$(0.02)

Statement of Cash Flow:

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(367,915)	a	)	$(6,169)	(374,084)
Changes in current assets and liabilities:

Inventory	(37,136)	a	)	(9,666)	(46,802)

Net decrease in cash and cash equivalents	(39,552)			-	(39,552)

Cash and cash equivalents, at beginning of period	39,887			-	39,887

Cash and cash equivalents, at end of period	$335			$-	$335

a) During the quarter ended March 31, 2011 the Company erroneously recorded $15,835 in revenues in related to a second quarter 2011 shipment to an international customer, resulting in a period timing difference. Also, $38 in net shipping revenue was omitted. This adjustment reconciles the activity for revenues, cost of goods sold, and inventory.  The net result of this adjustment caused a decrease in revenues, a decrease in cost of goods sold, an increase in net loss, an increase in inventory, and an increase in accumulated deficit. There was no change in basic net loss per common share or diluted net loss per common share.

b) This entry reflects all income statement adjustments to accumulated deficit for the three months ended March 31, 2011.

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

Property and Equipment.  Property and equipment are recorded at cost with depreciation and amortization provided over the shorter of the remaining lease term or the estimated useful life of the improvement ranging from three to seven years. Renewals and betterments that materially extend the life of an asset are capitalized. Expenditures for maintenance and repairs are charged to expense when incurred. Furniture and fixtures are depreciated over five years. Machinery and equipments are depreciated over five to seven years. Software is depreciated over three years.  Leasehold improvements are computed using the shorter of the estimated useful lives of the assets or the lease terms.  Depreciation expense was $41,505 and $44,552 for the three month periods ended March 31, 2012 and 2011, respectively.

Impairment of Long-Lived Assets.  We review long-lived assets, including amortizable intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset.  During the three months ended March 31, 2012, we did not recognize any impairment charge.

Research and Development Costs.  Costs associated with the development of our products are charged to expense as incurred.  $60 and $80 were incurred in the three month periods ended March 31, 2012 and 2011, respectively.

Income Taxes.  In accordance with Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes” (“ASC 740”), we account for income taxes using an asset and liability approach, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our Consolidated Financial Statements, but have not been reflected in our taxable income.  A valuation allowance has been established to reduce deferred tax assets to their estimated realizable value.  Therefore, we provide a valuation allowance to the extent that we do not believe it is more likely than not that we will generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets.  We recognize interest and penalties related to unrecognized tax benefits in income tax expense.

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

The expected term is based on the observed and expected time to exercise and post-vesting cancellations of options by employees.  Upon the adoption of the accounting guidance, we continue to use historical volatility in deriving our expected volatility assumption as allowed under GAAP because we believe that future volatility over the expected term of the stock options is not likely to differ materially from the past.  The risk-free interest rate assumption is based on the five-year U.S. Treasury zero-coupon rate appropriate for the expected term of the stock options.  The expected dividend assumption is based on the history and expectation of dividend payouts.  The fair values generated by the Black-Scholes model may not be indicative of the actual fair values of the equity awards, as we do not consider other factors important to those awards to employees, such as continued employment, periodic vesting requirements and limited transferability.  The amount of stock based compensation expenses is net of an estimated forfeiture rate, which we adjust on an annual basis, if at all, and which is based on historical data and information from comparable companies, and our judgment of whether the options are expected to vest.  For the three month periods ended March 31, 2012 and 2011, stock based compensation expense was approximately $9,514 and $36,410, respectively, which consisted primarily of stock-based compensation expense related to stock options issued to the employees and recognized under GAAP.

We follow ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees.  In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services to be provided to us are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined.  We recognize this expense over the period in which the services are provided.  For the three month periods ended March 31, 2012 and 2011, stock based compensation expense was approximately $0 and $32,023, respectively which consisted primarily of stock-based compensation expense related to stock options and warrants recognized under GAAP issued to consultants and other non-employees.

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

Advertising Costs.  Advertising costs are charged to operations when incurred.  We incurred $2,430 and $4,012 in advertising and promotion costs during the three month periods ended March 31, 2012 and 2011, respectively.

Financial Instruments.  Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2012.  The respective carrying value of certain on balance sheet financial instruments approximate their fair values.  These financial instruments include cash, accounts payable, accrued expenses and notes payable.  Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

Restatements and Reclassifications.  Certain financial statement items have been reclassified to conform to the current periods’ presentation. These reclassifications had no impact on previously reported net loss. Certain financial statement items for the quarter ended March 31, 2011 have been restated - please see Note 17 - "Correction of error to prior period financial statements" to our financial statements.

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

	For the three months ended March 31,
	2012	2011

Revenues, net	$27,884	$36,028
Operating expenses	283,485	285,209
Net income (loss)	(325,451)	(374,084)
Net income (loss) per common share	$(0.02)	$(0.02)

Results for the Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011 (unaudited)

Revenues

We had $27,884 revenue from operations for the three months ended March 31, 2012 as compared to revenues of $36,028 for the three months ended March 31, 2011.  This decrease is primarily due to a decrease in US product sales during the three months ended March 31, 2012.

Operating Expenses

Total expenses for the three months ended March 31, 2012 were $354,042, which amount includes $283,485 of selling, general and administrative expenses, $12,703 in cost of goods sold, and $57,855 in interest expense, as compared to total expenses for the three months ended March 31, 2011 of $443,863, which amount includes $285,209 of selling, general and administrative expenses, $27,567 in cost of goods sold, and $131,088 in interest expense.  The decrease in interest expense is primarily attributable to a decrease in interest expense related to convertible notes.

Research and Development

Research and development expenses of $60 and $80 were incurred in the three months periods ended March 31, 2012 and 2011, respectively.  There was fundamentally no change due to our limited budget during this period.

Net Loss

Net loss for the three months ended March 31, 2012 was $325,451 and diluted net loss per share was $0.02 as compared to a net loss for the three months ended March 31, 2011 of $374,084 and diluted net loss per share of $0.02.  The net loss per share has remained unchanged for the comparative periods primarily because of a decrease in interest expense, offset by a decrease in revenue.

Liquidity and Capital Resources

We had a cash balance of approximately $3,484 as of March 31, 2012, as compared to $335 as of March 31, 2011.  Our funds are kept in financial institutions located in the United States of America.

We had negative working capital of approximately $2,236,913 as of March 31, 2012 as compared to a negative working capital of $1,556,647 as of March 31, 2011.

We had total notes payable of $2,700,451 and $2,727,449 as of March 31, 2012 and December 31, 2011, respectively.  The decrease in Notes Payable was primarily due to a decrease in Current Notes Payable, from $1,565,059 to $1,515,172, offset by an increase in Long Term Notes Payable, from $1,162,390 to $1,185,279.

We generally provide our customers with terms of up to 30 days on our accounts receivable.  In some cases we require prepayment, depending on history or credit review.  Further, we generally require pre-payment on orders shipped to international destinations.  Our accounts receivable, net of allowances for sales returns and allowance for doubtful accounts, were $7,883 and $2,758 as at March 31, 2012 and December 31, 2011, respectively.

Since inception, we have been engaged primarily in product research and development, obtaining certain regulatory approvals, investigating markets for our products, developing manufacturing and supply chain partners, and developing distribution, licensing and other channel relationships.  In the course of funding research and development activities, we have sustained operating losses since inception and have an accumulated deficit of $13,756,109 at March 31, 2012.

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

During 2012, we will need additional capital to market and sell our products, and to further develop and enhance our current product offerings, introduce new products and address unanticipated competitive threats, technical problems, economic conditions or other requirements.  We did not raised any funds during the quarter ended March 31, 2012 and $12,300 during the quarter ended March 31, 2011 through the sale of common stock, preferred stock, and the exercise of warrants and stock options.  We estimate that we will require approximately $3.2 million over the next 12 months to remain viable.  There is no assurance that we will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.  However, there can be no assurance that any additional financing will be available to us.  Additional equity financing may involve substantial dilution to our then existing stockholders.  In the event we are unable to raise additional capital, we may be required to substantially reduce or curtail our activities.

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

The Company is subject to litigation in the normal course of business, none of which management believes will have a material adverse effect on the Company’s financial statements. As of March 31, 2012 the Company was not a party to any litigation matters.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 29, 2012 we issued a convertible promissory note (“Note”) for cash. The salient terms of the Note are as follows:

Principal amount (“Principal Amount “) of the Note: $100,000
Interest rate: 8% per annum
Maturity: The then outstanding Principal Amount, together with accrued and unpaid interest thereon, or the optional conversion shares (“Optional Conversion Shares”) as the case may be, is due on the 360th day subsequent to January 29, 2012 (the "Maturity Date").
Conversion: The Note is convertible, at the option of either the Company or the holder of the Note, at any time on or prior to the Maturity Date. All or any portion of the then outstanding Principal Amount and accrued but unpaid interest of the Note may be converted (the "Optional Conversion") into a number of shares of our common stock (the "Optional Conversion Shares") equal to the amount of the then outstanding Principal Amount plus the then accrued but unpaid interest to be converted, divided by the conversion price, which is $1.50 per Optional Conversion Share.

Effective March 30, 2012 we issued 209,271 shares of common stock in connection with the conversion of $251,407 in subordinated, promissory convertible notes.

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

DATED: May 21, 2012	OXYSURE SYSTEMS, Inc.

/s/Julian T. Ross
BY: Julian T. Ross
ITS: President and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)