Form 10-Q
period 2012-06-30
OxySure Systems Inc
filed 2012-08-14
CIK 1413797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The aggregate market value of the issuer’s common stock held by non-affiliates of the registrant as of August 10, 2012, was approximately $3,031,820 based on $.88, the per share price at which the registrant’s common stock was last sold on that date.

The number of shares outstanding of the registrant’s class of $0.0004 par value common stock as of August 10, 2012 was 20,717,722.

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

OXYSURE SYSTEMS INC.
BALANCE SHEETS
	June 30, 2012	December 31, 2011
	Unaudited
ASSETS
Current assets
Cash and cash equivalents	$22,152	$65,118
Accounts receivable, net of allowances for sales returns and allowance for doubtful accounts	11,128	2,758
Inventories	247,838	247,956
Prepaid expenses and other current assets	-	-
Total current assets	281,118	315,833

Property and equipment, net	51,841	133,659
Intangible assets, net	430,285	445,168
Other assets	53,274	53,274

TOTAL ASSETS	$816,519	$947,934

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$231,161	$245,340
Capital leases - current	324,067	327,939
Notes payable - current	2,366,068	1,565,059
Deferred revenue	577,326	421,713
Total current liabilities	3,498,622	2,560,051

Long-term liabilities
Capital leases	$2,632	$2,632
Notes payable	143,737	1,162,390
Total long-term liabilities	146,369	1,165,022

TOTAL LIABILITIES	3,644,991	3,725,073

COMMITMENTS AND CONTINGENCY (NOTE 9)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.0005 per share; 25,000,000 shares authorized;
1,118,750 Series A convertible preferred shares issued and outstanding as of June 30, 2012 and 3,126,434 shares issued and outstanding as of December 31, 2011.	559	1,563
Common stock, par value $0.0004 per share; 100,000,000 shares authorized;
20,533,812 Shares of voting common stock issued and outstanding as of June 30, 2012 and 16,519,865 shares issued and outstanding as of December 31, 2011.	8,214	6,608
Additional Paid-in Capital	11,137,373	10,645,347
Accumulated deficit	(13,974,618)	(13,430,659)

TOTAL STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME	(2,828,472)	(2,777,139)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$816,519	$947,934

See accompanying notes to financial statements

OXYSURE SYSTEMS INC.
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
		Restated

Revenues, net	$62,891	$62,522	$90,775	$98,551
Cost of goods sold	25,156	31,932	37,859	59,503
Gross profit	37,735	30,590	52,916	39,048

Operating expenses
Selling, general and administrative	256,754	265,336	540,276	550,544
Loss from operating expenses	(219,019)	(234,746)	(487,360)	(511,497)

Other income (expenses)
Other income (expense)	58,009	-	58,718	33,750
Interest expense	(57,462)	(228,622)	(115,316)	(359,708)
Total other income (expenses)	547	(228,622)	(56,599)	(325,958)

Net loss	(218,472)	(463,371)	(543,958)	(837,455)

Accumulated deficit - beginning of the period	$(13,756,109)	$(12,272,344)	$(13,430,659)	$(11,898,260)
Prior period adjustments	(36)	-	-	-

Accumulated deficit - end of the period	$(13,974,618)	$(12,735,715)	$(13,974,618)	$(12,735,715)

Basic net income (loss) per common share	$(0.01)	$(0.03)	$(0.03)	$(0.05)
Diluted net income (loss) per common share	$(0.01)	$(0.03)	$(0.03)	$(0.05)

Weighted average common shares outstanding:
Basic	19,807,432	15,749,756	18,825,947	15,739,344
Diluted	19,807,432	15,749,756	18,825,947	15,739,344

See accompanying notes to financial statements

OXYSURE SYSTEMS, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
AS OF AND FOR THE PERIOD ENDED JUNE 30, 2012
(Expressed in US Dollars)

					Warrant issuance	Additional Paid In Capital - Preferred Stock	Additional Paid In Capital - Warrants and Options	Additional Paid In Capital	Deficit Accumulated	Total Stockholders' Equity (Deficit)
	Convertible
	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value
Balance as of March 31, 2012	1,318,750	659	18,934,510	7,574	132,750	1,407,621	4,511,015	4,854,820	(13,756,109)	(2,841,669)

- Common Stock options exercised			356,474	143				88,976		89,119
- Common Stock warrants exercised			882,616	353	(85,000)			90,753		6,106
- Common Stock issued upon conversion of convertible preferred stock	(200,000)	(100)	244,000	98		(199,900)		199,902		-
- Common Stock issued upon conversion of convertible notes			116,212	46				128,740		128,787
- Common Stock options issued for compensation							7,695			7,695
- Common Stock options and warrants issued for services										-
- Common Stock warrants issued in connection with convertible loans										-
- Prior period adjustment: correction to accounting error									(36)	(36)

Net Loss for period ending June 30, 2012									(218,472)	(218,472)

Balance as of June 30, 2012	1,118,750	559	20,533,812	8,214	47,750	1,207,721	4,518,710	5,363,192	(13,974,618)	(2,828,472)

See accompanying notes to financial statements

OXYSURE SYSTEMS INC.
STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(543,958)	(837,455)
Adjustments to reconcile net income to net
cash used in operating activities
Depreciation	81,818	88,616
Amortization of intangible assets	14,883	14,883
Impairment of intangible assets	-	-
Amortization of debt discount and warrant fair values related to convertible notes	104,611	325,112
Amortization of other assets	6,206	3,310
Changes in Deferred Rent and Leasehold Improvement Allowance	(43,386)	(41,361)
Issuance of common stock options to employees as
compensation	17,209	41,470
Issuance of common stock options and warrants in exchange
for services	-	32,023
Changes in current assets and liabilities
Accounts receivable	(8,370)	(10,294)
Inventory	118	(20,669)
Prepaid expenses and other current assets	-	(5,420)
Accounts payable and accrued liabilities	32,985	30,060
Deferred revenue	155,613	39,180

NET CASH USED IN OPERATING ACTIVITIES	(182,273)	(340,545)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of intangible assets	-	(1,231)
Other assets	-	(189)

NET CASH USED IN INVESTING ACTIVITIES	-	(1,420)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan proceeds	47,953	377,482
Payment of capital leases	(3,871)	(17,256)
Issuance of Common Stock	-	-
Proceeds from exercise of common stock options and warrants	95,225	18,800

NET CASH PROVIDED BY FINANCING ACTIVITIES	139,307	379,026

Net increase (decrease) in cash and cash equivalents	(42,966)	37,061

Cash and cash equivalents, at beginning of period	65,118	39,887

Cash and cash equivalents, at end of period	$22,152	76,947

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$721	4,997
Income taxes	$-	-

Supplemental non-cash investing and financing activities:
Promissory subordinated convertible notes converted to common stock	$354,563	-
Shareholder loans converted to common stock	$25,622	-
Issuance of common stock warrants in connection with convertible loans	$-	289,292
Promissory subordinated convertible notes issued in connection with rent agreements	$-	100,000

See accompanying notes to financial statements

OXYSURE SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012
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

OXYSURE SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012
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

Deferred Revenue and Income - We defer revenue and income when we invoice a customer or a customer makes a payment and the requirements of revenue recognition have not been met (i.e. persuasive evidence of an arrangement exists, shipment from a company warehouse has occurred, the price is fixed or determinable and collectability is reasonably assured). Deferred Revenue was $577,326 and $421,713 as at June 30, 2012 and December 31, 2011, respectively.

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

OXYSURE SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012
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

Property and Equipment – Property and equipment are recorded at cost with depreciation and amortization provided over the shorter of the remaining lease term or the estimated useful life of the improvement ranging from three to seven years. Renewals and betterments that materially extend the life of an asset are capitalized. Expenditures for maintenance and repairs are charged to expense when incurred. Furniture and fixtures are depreciated over five years. Machinery and equipments are depreciated over five to seven years. Software is depreciated over three years.  Leasehold improvements are computed using the shorter of the estimated useful lives of the assets or the lease terms.  Depreciation expense was $40,314 and $44,065 for the three month periods ended June 30, 2012 and 2011, respectively.

Other Long-Lived Assets – We have two types of intangible assets – patents and trademarks.  Intangible assets are carried at cost, net of accumulated amortization.  Amortization expense for patents and trademarks was $7,441 and $7,441 for the three month periods ended June 30, 2012 and 2011, respectively.

Intangible assets with definite useful lives and other long-lived assets are tested for impairment if certain impairment indicators are identified.  Management evaluates the recoverability of its identifiable intangible assets in accordance with applicable accounting guidance, which requires the assessment of these assets for recoverability when events or circumstances indicate a potential impairment exists. Certain events and circumstances the Company considered in determining whether the carrying value of identifiable intangible assets may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; and changes in its business strategy.  In determining if impairment exists, we estimate the undiscounted cash flows to be generated from the use and ultimate disposition of these assets.  If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Impairment charges for patents were $0 for each of the three month periods ended June 30, 2012 and 2011.

OXYSURE SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Other Assets – We record Other Assets net of accumulated amortization. Amortization expense for Other Assets $0 for each of the three month periods ended June 30, 2012 and 2011.

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

Research and Development Costs – Costs associated with the development of our products are charged to expense as incurred.  $1,175 and $60 were incurred in the three month periods ended June 30, 2012 and 2011, respectively.

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

OXYSURE SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The expected term is based on the observed and expected time to exercise and post-vesting cancellations of options by employees.  Upon the adoption of the accounting guidance, we continued to use historical volatility in deriving its expected volatility assumption as allowed under GAAP because we believe that future volatility over the expected term of the stock options is not likely to differ materially from the past. The risk-free interest rate assumption is based on 5-year U.S Treasury zero-coupon rates appropriate for the expected term of the stock options. The expected dividend assumption is based on the history and expectation of dividend payouts.  The fair values generated by the Black-Scholes model may not be indicative of the actual fair values of the equity awards, as we do not consider other factors important to those awards to employees, such as continued employment, periodic vesting requirements and limited transferability.  The amount of stock based compensation expenses is net of an estimated forfeiture rate, which is also based on historical data. For the three month periods ended June 30, 2012 and 2011, stock based compensation expense was approximately $7,695 and $5,056, respectively, which consisted primarily of stock-based compensation expense related to stock options issued to the employees and recognized under GAAP.

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees. In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services to be provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined. The Company recognizes this expense over the period in which the services are provided. For each of the three month periods ended June 30, 2012 and 2011, stock based compensation expense was approximately $0, which consisted primarily of stock-based compensation expense related to stock options and warrants recognized under GAAP issued to consultants and other non-employees.

The following table shows the components of the Company’s stock based compensation expense for employees, consultants and other non-employees:

	Three months ended June 30,
	2012	2011

Common Stock options issued for compensation	7,695	5,065
Common Stock options and warrants issued for services	-	-

Total	7,695	5,065

Shipping and Handling Costs - Shipping and handling charges to customers are included in net revenues, and the associated costs incurred are recorded in cost of revenues.

Advertising Costs - Advertising costs are charged to operations when incurred.  We incurred $18,134 and $0 in advertising and promotion costs during the three month periods ended June 30, 2012 and 2011, respectively.

OXYSURE SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Litigation and Settlement Costs - Legal costs are expensed as incurred. The Company records a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) accrue the best estimate within a range of loss if there is a loss or, when there is no amount within a range that forms a better estimate, the Company will accrue the minimum amount in the range. The Company is subject to litigation in the normal course of business.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share follows:

	Three months ended June 30,
	2012	2011
Historical net loss per share:

Numerator
Net loss, as reported	(218,472)	(463,371)
Less: Effect of amortization of interest expense on convertible notes	-	-
Net loss attributed to common stockholders (diluted)	(218,472)	(463,371)

Denominator
Weighted-average common shares outstanding	19,807,432	15,749,756
Effect of dilutive securities	-	-
Denominator for diluted net loss per share	19,807,432	15,749,756
Basic and diluted net loss per share	$(0.01)	$(0.03)

The following outstanding options, warrants, convertible preferred shares and convertible note shares were excluded from the computation of basic and diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect.

	Three months ended June 30,
	2012	2011

Options to purchase common stock	1,554,530	2,064,354
Warrants to purchase common stock	1,872,034	2,932,909
Common shares issuable upon conversion of convertible preferred stock	1,364,875	3,814,249
Convertible note shares outstanding	1,696,331	2,304,419

Restatements and Reclassifications - Certain financial statement items have been reclassified to conform to the current periods’ presentation.  These reclassifications had no impact on previously reported net loss. Certain financial statement items for the quarter ended June 30, 2011 have been restated - please see Note 17 - Correction of error to prior period financial statements.

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

OXYSURE SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012
(Unaudited)

NOTE 2 – BALANCE SHEET COMPONENTS

	June 30,	December 31,
	2012	2011

Cash and cash equivalents:
Cash	22,152	65,118
Total cash and cash equivalents	$22,152	$65,118

Inventories:
Total inventories	$247,838	$247,956

Accounts Receivable, net of allowances	$11,128	$2,758

Property and equipment, net:
Machinery and equipment	919,736	919,736
Leasehold improvements	547,856	547,856
Computer equipment and furniture and fixtures	203,922	203,922
Software	10,691	10,691
	1,682,204	1,682,204
Accumulated depreciation and amortization	(1,630,363)	(1,548,545)
Total property and equipment, net	$51,841	$133,659

Accounts payable and accrued expenses:
Leasehold Improvement Allowance	16,323	48,969
Accounts payable	208,608	136,263
Accrued interest	-	40,094
Other accrued liabilities	6,230	20,015
Total accounts payable and accrued expenses	$231,161	$245,340

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

OXYSURE SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012
(Unaudited)

NOTE 3 – INTANGIBLE ASSETS (CONTINUED)

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with applicable accounting guidance. Impairment charges for patents were $0 for each of the three month periods ended June 30, 2012 and 2011.

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

The carrying values of our amortized acquired intangible assets as of June 30, 2012 are as follows:

	June 30, 2012
	Gross	Accumulated Amortization and write off	Net

Patents	$610,518	$(219,232)	$391,286
Trademarks	$45,723	$(6,724)	$38,999
	$656,241	$(225,956)	$430,285

Of the net amount of $430,285 in intangible assets as of June 30, 2012, approximately 90.9% is in patents and 9.1% is in trademarks.  Included in the $656,241 gross amount for patents and trademarks is $157,000 acquired from entities controlled by the founder of the Company in January 2004. The remaining $499,241 represents amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of patent and trademark applications.

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

OXYSURE SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012
(Unaudited)

NOTE 4 – NOTES PAYABLE (CONTINUED)

The renewed Frisco Note requires varying annual principal payments through December 2015. The face value of the renewed note is $213,000, and the note is non-interest bearing; however, interest has been imputed at 12.34% per annum.

On December 1, 2011 we received the first performance credit from the FEDC in the amount of $26,000 pursuant to the Amended and Restated Performance Agreement. We recognized the entire $26,000 under “Other income” in the Statement of Operations and Accumulated Deficit for the year ended December 31, 2011. The unamortized discount at June 30, 2012 was $46,547. The net amount of the note as at June 30, 2012 was $140,454.

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

OXYSURE SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012
(Unaudited)

NOTE 4 – NOTES PAYABLE (CONTINUED)

Conversion Rights: At any time on or prior to the Maturity Date, subject to the written consent of the Company, all or any portion of the then outstanding Principal Amount and accrued but unpaid interest of the Notes may be converted (the "Optional Conversion") into a number of shares of the Company’s common stock (the "Optional Conversion Shares") equal to the amount of the then outstanding Principal Amount plus the then accrued but unpaid interest to be converted, divided by the Conversion Price which shall be $1.50 per Optional Conversion Share.

In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from the First Note were allocated based on the relative fair value of the note without the warrant issued in conjunction with the note and of the warrant itself at the time of issuance. We recorded the relative fair value of the warrant issued to Agave in the amount of $346,936 as a debt discount upon issuance, and amortized this debt discount as interest expense over the life of the note.  Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental intrinsic value benefit of $96,936, at the time of issuance provided to the holder of the note, which was also amortized as interest expense over the life of the note. We recorded no interest expense for the three months ended June 30, 2012 and 2011 in connection with the First Note.

We recorded the relative fair value of the warrant issued to JTR in connection with the Second Note in the amount of $115,857 as a debt discount upon issuance, and expensed this amount as interest expense upon issuance.  Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental intrinsic value benefit of $32,254, at the time of issuance provided to the holder of the note, which was also expensed as interest expense upon issuance. We recorded no interest expense for the three months ended June 30, 2012 and 2011 in connection with the JTR Second Note.

OXYSURE SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012
(Unaudited)

NOTE 4 – NOTES PAYABLE (CONTINUED)

JTR Senior, Convertible Note. In July, 2008, JTR agreed to provide the Company with additional working capital to fund continuing operations (the “Senior Note Interim Funding”).  On November 1, 2008 the Company’s Board agreed with JTR on the terms of a loan with a draw down provision of up to a maximum of $750,000.  This maximum amount was subsequently increased to $2,000,000 on March 30, 2011. This is a Senior Note (all the tranches under this facility, collectively, the “Senior Note”) with no interest payable.  All amounts advanced by JTR during the Senior Note Interim Funding are draw downs on the Senior Note.  In connection with the Senior Note, the Company will issue .47 penny warrants for every dollar drawn under this facility.  As of June 30, 2012, the outstanding balance under the Senior Note was $1,018,656.  The total number of penny warrants issued to JTR pursuant to the Senior Note up to and including June 30, 2012 was 572,503.  The basis for issuing penny warrants in connection with the Senior Note include, but are not limited to, the fact that no interest is payable on the note, the Company’s ability to attract new investment at the time, market conditions, the terms previously agreed to in connection with the First Note and Second Note, and other factors.  Given these factors, the Board of Directors has deemed the terms of this transaction to be fair.  No third party fairness opinion was obtained in relation to this transaction.

Conversion Rights: At any time on or prior to the Maturity Date, subject to the written consent of the Company, all or any portion of the then outstanding Principal Amount and accrued but unpaid interest of this Note may be converted (the "Optional Conversion") into a number of shares of the Company’s common stock (the "Optional Conversion Shares") equal to the amount of the then outstanding Principal Amount plus the then accrued but unpaid interest to be converted, divided by the Conversion Price which shall be $1.50 per Optional Conversion Share.

Maturity: The total amount outstanding under the Senior Note is classified as current.

In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from the Senior Note were allocated based on the relative fair values of the notes without the warrants issued in conjunction with the notes and of the warrants themselves at the time of issuance.  As of June 30, 2012 the Company recorded the relative fair values of the warrants issued to JTR in connection with the Senior Note in the amount of $546,477 as a debt discount upon each issuance, and expensed each debt discount as interest expense upon issuance.  Additionally, as a result of issuing the warrants with the convertible promissory notes, a beneficial conversion option was recorded as a debt discount on each note reflecting the incremental intrinsic value benefit totaling $162,842, at the time of each issuance provided to JTR in connection with the Senior Note up to an including June 30, 2012. The debt discount for each issuance under the Senior Note is expensed as interest expense upon issuance. We recorded interest expenses in the amounts of $0 and $137,079 for the three months ended June 30, 2012 and 2011, respectively, in connection with the Senior Note.

OXYSURE SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012
(Unaudited)

NOTE 4 – NOTES PAYABLE (CONTINUED)

Sinacola Subordinated, Convertible Notes.

Third Landlord Note; Fourth Landlord Note:

On December 31, 2010 we entered into a second Rent Satisfaction Agreement (the “2010 RSA”) with our landlord, Sinacola Commercial Properties, Ltd. (“Sinacola”). In terms of the 2010 RSA, all of our outstanding rent obligations for the 2010 financial year under our lease agreement, up to and including December 31, 2010 including, but not limited to, base rent, deferred rent, and our share of operating costs, were satisfied in full.

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

OXYSURE SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012
(Unaudited)

NOTE 4 – NOTES PAYABLE (CONTINUED)

In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from the Third Landlord Note and the Fourth Landlord Note were allocated based on the relative fair values of the notes without the warrants issued in conjunction with the notes and of the warrants themselves at the time of issuance. We recorded the relative fair value of the warrant issued in connection with the Third Landlord Note in the amount of $70,853 as a debt discount upon issuance, and amortized this debt discount as interest expense over the life of the note.  Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $39,147, at the time of issuance provided to the holder of the note, which we also amortize as interest expense over the life of the note. We recorded interest expense in the amounts of $15,000 and $15,000 for the three months ended June 30, 2012 and 2011, respectively in connection with the Third Landlord Note.  We recorded the relative fair value of the warrant issued in connection with the Fourth Landlord Note in the amount of $71,314 as a debt discount upon issuance, and amortized this debt discount as interest expense over the life of the note.  Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $34,409, at the time of issuance provided to the holder of the note, which we also amortize as interest expense over the life of the note. We recorded interest expense in the amounts of $14,417 and $14,417 for the three months ended June 30, 2012 and 2011, respectively in connection with the Fourth Landlord Note.

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

OXYSURE SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012
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

In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from the Fifth Landlord Note and the Sixth Landlord Note were allocated based on the relative fair values of the notes without the warrants issued in conjunction with the notes and of the warrants themselves at the time of issuance. We recorded the relative fair value of the warrant issued in connection with the Fifth Landlord Note in the amount of $32,207 as a debt discount upon issuance, and amortized this debt discount as interest expense over the life of the note.  Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $17,793, at the time of issuance provided to the holder of the note, which we also amortize as interest expense over the life of the note. We recorded interest expense in the amounts of $6,250 and $6,250 for the three months ended June 30, 2012 and 2011, respectively in connection with the Fifth Landlord Note.  We recorded the relative fair value of the warrant issued in connection with the Sixth Landlord Note in the amount of $32,207 as a debt discount upon issuance, and amortized this debt discount as interest expense over the life of the note.  Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $15,540, at the time of issuance provided to the holder of the note, which we also amortize as interest expense over the life of the note. We recorded interest expense in the amounts of $5,968 and $5,968 for the three months ended June 30, 2012 and 2011, respectively in connection with the Sixth Landlord Note.

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

OXYSURE SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012
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

In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from the Seventh Landlord Note and the Eighth Landlord Note were allocated based on the relative fair values of the notes without the warrants issued in conjunction with the notes and of the warrants themselves at the time of issuance. We recorded the relative fair value of the warrant issued in connection with the Seventh Landlord Note in the amount of $32,223 as a debt discount upon issuance, and we amortize this debt discount as interest expense over the life of the note.  Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $17,827, at the time of issuance provided to the holder of the note, which we also amortize as interest expense over the life of the note. We recorded interest expense in the amounts of $5,460 and $0 for the three months ended June 30, 2012 and 2011, respectively in connection with the Seventh Landlord Note.  We recorded the relative fair value of the warrant issued in connection with the Eighth Landlord Note in the amount of $32,223 as a debt discount upon issuance, and we amortize this debt discount as interest expense over the life of the note.  Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $15,540, at the time of issuance provided to the holder of the note, which we also amortize as interest expense over the life of the note. We recorded interest expense in the amounts of $5,210 and $0 for the three months ended June 30, 2012 and 2011, respectively in connection with the Eighth Landlord Note.

OXYSURE SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012
(Unaudited)

NOTE 4 – NOTES PAYABLE (CONTINUED)

The following table reflects the carrying values of our short-term and long-term notes payable as of June 30, 2012:

	Effective Interest Rate	Principal	Discount	June 30, 2012

Current notes payable
JTR, Senior Note	0.00%	$1,018,656	$-	$1,018,656
Sinacola, Third Landlord Note	54.55%	110,000	20,000	90,000
Sinacola, Fourth Landlord Note	52.09%	110,715	19,222	91,494
Sinacola, Fifth Landlord Note	50.00%	50,000	18,194	31,806
Sinacola, Sixth Landlord Note	47.75%	50,000	17,375	32,625
Frisco EDC	12.34%	39,000	6,206	32,794
Agave, First Note	0.00%	750,000	-	750,000
JTR, Second Note	0.00%	250,000	-	250,000
Other indebtedness	0.00%	68,694	-	68,694

Total short-term notes payable		$2,447,065	$80,997	$2,366,068

Long-term notes payable

Sinacola, Seventh Landlord Note	43.64%	$50,050	$32,760	$17,290
Sinacola, Eighth Landlord Note	41.64%	50,050	31,263	18,787
Frisco EDC	12.34%	148,000	40,340	107,660

Total long-term notes payable		$248,100	$104,363	$143,737
Total short-term and long-term notes payable		$2,695,165	$185,360	$2,509,805

OXYSURE SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012
(Unaudited)

NOTE 4 – NOTES PAYABLE (CONTINUED)

The following table summarizes our outstanding notes payable as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011

Current portion of notes payable	$101,488	$86,338
Current portion of convertible notes payable	2,264,581	1,478,722
Current portion of notes payable, net	$2,366,068	$1,565,059

Long-term portion of notes payable	$148,000	$154,380
Less: Unamortized discount	(40,340)	(46,720)
	107,660	107,660

Long-term portion of convertible notes payable	$100,100	$1,200,100
Less: Unamortized discount	(64,023)	(145,370)
	36,077	1,054,730

Long-term portion of total notes payable, net	$143,737	$1,162,390

OXYSURE SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012
(Unaudited)

NOTE 5 - SHAREHOLDERS’ EQUITY

Preferred Shares Rights

On December 31, 2005, the Company’s Board of Directors adopted a Preferred Shares Rights Agreement (the “Original Rights Agreement”).   Pursuant to the Agreement, the Board authorized the issuance of up to 5,000,000 shares of preferred stock, par value $0.0005 per share. As of June 30, 2012, the Company had authorized the issuance of 3,143,237 shares of preferred stock designated as Series A Convertible Preferred Stock (“Series A Preferred”). The original issue price of the Series A Preferred is $1.00 per share. There were 1,118,750 and 3,126,434 Series A Preferred shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively.

During the three months ended June 30, 2012 the Company did not issue any shares of the Series A Preferred. During the three months ended June 30, 2012 approximately 200,000 shares of the Series A Preferred have been converted into approximately 244,000 shares of our common stock at a conversion ratio of 1.22:1.

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

OXYSURE SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012
(Unaudited)

NOTE 5 - SHAREHOLDERS’ EQUITY (CONTINUED)

Common Stock

The Company has authorized 100,000,000 shares of $0.0004 par value common stock.

During the three months ended June 30, 2012 we issued:

●	Approximately 244,000 shares of our common stock pursuant to the conversion of approximately 200,000 shares of our Series A Convertible Preferred Stock at a conversion ratio of 1.22:1;
●	Approximately 356,474 shares of our common stock pursuant to the exercise of options at an aggregate exercise price of $.25 per share;
●	Approximately 882,616 shares of our common stock pursuant to the exercise of warrants at an aggregate exercise price of $.10 per share; and
●	Approximately 116,212 shares of our common stock pursuant to the conversion of notes at an aggregate conversion price of $1.11 per share.

As of June 30, 2012 we had 20,533,812 shares of common stock issued and outstanding.

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

Stock Options

The following table summarizes information about the number and weighted average of the options that were forfeited or expired under the Plan as at June 30, 2012:

	Employee		Non-Employee
		Weighted		Weighted
	Number	Average	Number	Average	Combined
	Of	Exercise	Of	Exercise	Total
	Options	Price	Options	Price	Options
Outstanding at March 31, 2012	1,890,574	$0.44	53,180	$0.72	1,943,754
Granted	-	$-	-	$-	-
Exercised	(356,474)	$0.25	-	$-	(356,474)
Forfeited/Cancelled	(32,750)	$2.23	-	$-	(32,750)
Outstanding at June 30, 2012	1,501,350	$0.42	53,180	$0.72	1,554,530

OXYSURE SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012
(Unaudited)

NOTE 6 - STOCK OPTIONS AND WARRANTS (CONTINUED)

We used the following assumptions to estimate the fair value of options granted under the Plan for the three months ended June 30, 2012 and 2011:

	Equity Incentive Plans for Periods Ended June 30,
	2012	2011

Expected terms (in years)	5-10	5-10
Volatility (weighted ave.)	26%	25%
Risk-free interest rate (weighted ave.)	1.04%	0.72%
Expected dividend rate	0.00%	0.00%

Risk-Free Interest Rate	The risk-free interest rate assumption was based on U.S. Treasury instruments with a term that is consistent with the expected term of our stock options.
Expected Volatility	We use historical volatility in deriving our expected volatility assumption because we believe that future volatility over the expected term of the stock options is not likely to differ from the past.
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
Forfeitures
FASB ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  We only record stock-based compensation expense for awards that are expected to vest. While we generally consider historical forfeitures in its estimates, judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited. Our estimate for forfeitures may differ from actual forfeitures. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted when we record a true-up for the difference in the period that the awards vest.  We adjust stock-based compensation expense based on our actual forfeitures on an annual basis, if necessary.

As of June 30, 2012, there were unrecognized compensation costs of approximately $72,125 related to non-vested stock option awards granted after April 2004 that will be recognized on a straight-line basis over the weighted average remaining vesting period of 0.58 years.

Stock compensation cost, using the graded vesting attribute method in accordance with Codification topic 718, is recognized over the requisite service period, generally 5 years, during which each tranche (one fifth) of shares is earned (zero, one, two, three, and four years).  The value of each tranche is amortized on a straight-line basis.  For the three months ended June 30, 2012, stock based compensation expense was approximately $7,695, which consisted primarily of stock-based compensation expense related to stock options recognized under GAAP issued to employees.  For the three months ended June 30, 2012, there were 356,474 options exercised at an aggregate exercise price of $.25 per share.

OXYSURE SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012
(Unaudited)

NOTE 6 - STOCK OPTIONS AND WARRANTS (CONTINUED)

Warrants.

The following table summarizes our warrant activities for the three months ended June 30, 2012:

		Weighted
	Number	Average
	Of	Exercise
	Warrants	Price
Outstanding at March 31, 2012	2,754,650	$0.48
Granted	-	$-
Exercised	(882,616)	$0.10
Forfeited/Cancelled	-	$-
Outstanding at June 30, 2012	1,872,034	$0.66

NOTE 7 – INCOME TAXES

No content available.

NOTE 8 – LICENSE AND SERVICE AGREEMENTS

No content available.

NOTE 9 – COMMITMENTS AND CONTINGENCY

Leases

Operating Lease – We lease our office and manufacturing space under an operating lease that includes fixed annual increases and expires in September 2012. Total rent expense was $28,932 and $28,932 for the three months ended June 30, 2012 and 2011, respectively.

Capital lease – We lease certain equipments under capital lease agreements that expire at various dates through 2012. Total Capital lease obligations were $326,699 and $330,571 as at June 30, 2012 and December 31, 2011, respectively.

Legal Proceedings

The Company is subject to litigation in the normal course of business. As of June 30, 2012 the Company was not a party to any ongoing litigation matters.

OXYSURE SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012
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

NOTE 10 – RELATED PARTY TRANSACTIONS

As discussed in Note 4, “Notes Payable” several of the notes payable are entered among related parties.

A summary of the related party financings and notes as at June 30, 2012 is as follows:

	First Note	Second Note	Senior Note	Other
Holder	Agave Resources, LLC(1)	JTR Investments, Limited(2)	JTR Investments, Limited(2)	Related Party
Amount	$750,000	$250,000	$1,018,656	$68,694
Stated interest rate	0%	0%	0%	0%
Maturity	4/15/2013	4/15/2013	Current	Current
Warrants issued (Please see Note 6 – “Stock Options & Warrants” for warrant details)	350,000	116,667	572,503	-

(1) Agave Resources, LLC is controlled by one of our Directors, Donald Reed.
(2) JTR Investments, Ltd. is a limited partnership controlled by our President and CEO, Julian Ross.

OXYSURE SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012
(Unaudited)

NOTE 11 – NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of net basic and diluted net income (loss) per share:

	Three months ended June 30,
Historical net loss per share:	2012	2011

Net income (loss)	(218,472)	(463,371)
Shares used in computing basic per share amounts (weighted average)	19,807,432	15,749,756
Net income (loss) per share:
Basic and Diluted	$(0.01)	$(0.03)

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

OXYSURE SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012
(Unaudited)

NOTE 12 – FAIR VALUE MEASUREMENTS (CONTINUED)

Level 3 — Unobservable inputs to the valuation methodology that is significant to the measurement of fair value of assets or liabilities.

Assets Measured at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis which were comprised of the following types of instruments as of June 30, 2012:

	Total	Level 1	Level 2	Level 3

Cash (1)	$22,152	$22,152	-	-
Total cash equivalents as of June 30, 2012	$22,152	$22,152	$-	$-

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

OXYSURE SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012
(Unaudited)

NOTE 14 – SEGMENT INFORMATION (CONTINUED)

The following presents total revenue by geographic region for the three month periods ended June 30, 2012 and 2011:

	Three Months Ended June 30,
	2012	2011

Revenues:
United States - product sales	$18,091	$32,120
ROW - product sales	44,800	30,402
Total revenues	$62,891	$62,522

NOTE 15 – GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  We have been suffering from recurring losses from operations. We have an accumulated deficit of $13,974,618 and $13,430,659 at June 30, 2012 and December 31, 2011, respectively, and stockholders’ deficits of $2,828,472 and $2,777,139 as of June 30, 2012 and December 31, 2011, respectively. We require substantial additional funds to manufacture and commercialize our products. Our management is actively seeking additional sources of equity and/or debt financing; however, there is no assurance that any additional funding will be available.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying June 30, 2012 balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, to maintain present financing, and to generate cash from future operations. These factors, among others, raise doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

We have a series of plans to mitigate the going concern:

1. We have a line of credit in place - the JTR Senior Note, which allows us to draw down up to $2,000,000. As at June 30, 2012 we had approximately $981,344 available under this facility. Please see Note 4 - “Notes Payable” for details regarding the JTR Senior Note.

2. Management is actively seeking additional sources of equity and/or debt financing; however, there is no assurance that any additional funding will be available.

3. We anticipate that sales during the remainder of 2012 and 2013 from existing markets will grow, and we believe that we will be able to generate sales from new markets. Existing markets include education customers such as schools, school districts and colleges, and commercial customers such as manufacturing facilities, churches and other commercial venues. New markets will include, but not be limited to, government customers and new international territories and markets.

4. We plan to increase our market penetration through the addition of new distributors.

5. We plan to continue to diversify our product range through the addition of complementary products and solutions. Some of these products will be sourced from third party manufacturers and suppliers.

NOTE 16 - SUBSEQUENT EVENTS

Second Payment Moratorium with Vencore Solutions, LLC:

On July 9, 2012 we entered into a second moratorium agreement (“Second Payment Moratorium”) with Vencore Solutions, LLC, a Delaware limited liability company (“Vencore”).

The Second Payment Moratorium provides for the following:

a)	The balance outstanding to Vencore remains the balance outstanding at the end of the first payment moratorium, which is $307,661.83 (“Debt Obligation”);
b)
The term of the Second Payment Moratorium (the “Moratorium Period”) shall expire on the earlier to occur of: (i) July 1, 2013;  (ii) a cash settlement or repayment plan being entered into; or (iii) a merger or acquisition of us or the sale of substantially all of its assets (collectively a “Sale”);

c)	We will not be obligated to make any payments during the Moratorium Period;
d)	No late charges or interest will accrue during the Moratorium Period;
e)	Any amounts we may pay towards the Debt Obligation during the Moratorium Period shall reduce the Debt Obligation;
f)	In the event of a Sale the entire Debt Obligation shall immediately become due and payable; and
g)	Vencore shall make no demands or take any actions against us during the Moratorium Period.

In exchange for the Second Payment Moratorium, we agreed to issue to Vencore two warrants (the “Warrants”) as follows:

a)	A warrant as to 22,500 common shares at an exercise price per share of $0.82; and
b)	A warrant as to 32,500 common shares at an exercise price per share of $1.00.

The terms of the Warrants shall be 5 years each and Vencore shall have the ability to exercise the Warrants on a cashless/net-issuance basis.

NOTE 17 – CORRECTION OF ERROR TO PRIOR PERIOD FINANCIAL STATEMENTS

The financial statements for the quarter ended June 30, 2011 have been restated as further outlined below:

	Three Months Ended June 30, 2011

	As		Restatement	As
	Reported		Adjustment	Restated

Statement of Operations:

Revenues, net	46,687	a)	15,835	62,522

Cost of Goods Sold	22,271	a)	9,666
		b)	(5)	31,932

Net Loss	(469,540)	a)	6,169	(463,371)

Accumulated deficit - beginning of the period	$(12,266,175)	a)	(6,169)	$(12,272,344)

Accumulated deficit - end of the period	$(12,735,715)		-	(12,735,715)

Basic net loss per common share	$0.03		$-	$(0.03)
Diluted net loss per common share	$0.03		$-	$(0.03)

a) During the quarter ended March 31, 2011 the Company erroneously recorded $15,835 in revenues related to a second quarter 2011 shipment to an international customer, resulting in a period timing difference. Therefore, the correction increased the revenues for the three months ended June 30, 2011 by $15,835. This adjustment reconciles the activity for revenues, cost of goods sold, and inventory.  The net result of this adjustment caused an increase in revenues, an increase in cost of goods sold, a decrease in net loss, a decrease in inventory, and a decrease in accumulated deficit during the three months ended June 30, 2011; these changes offset the same changes during three months ended March 31, 2011. There was no change in basic net loss per common share or diluted net loss per common share.

b) This entry reflects all income statement adjustments to accumulated deficit for the three months ended June 30, 2011.

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

Revenue Recognition.  Our revenue recognition policies are in accordance with the SEC Staff Accounting Bulletin (SAB) No. 104.  Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, shipment has occurred, no other significant obligations on our part exist and collectability is reasonably assured.  Revenues are recognized from product sales, net of discounts and rebates.  This revenue recognition policy is applied to both customers and distributors.  Fees from licensees desiring to manufacture and distribute our products or derivative products using our intellectual property include initial license fees and royalties.  Initial license fees are generally recognized upon granting of the license to the licensee.  Royalties are recognized in the period earned.

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

Property and Equipment.  Property and equipment are recorded at cost with depreciation and amortization provided over the shorter of the remaining lease term or the estimated useful life of the improvement ranging from three to seven years. Renewals and betterments that materially extend the life of an asset are capitalized. Expenditures for maintenance and repairs are charged to expense when incurred. Furniture and fixtures are depreciated over five years. Machinery and equipments are depreciated over five to seven years. Software is depreciated over three years.  Leasehold improvements are computed using the shorter of the estimated useful lives of the assets or the lease terms.  Depreciation expense was $40,314 and $44,065 for the three month periods ended June 30, 2012 and 2011, respectively.

Impairment of Long-Lived Assets.  We review long-lived assets, including amortizable intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset.  During the three months ended June 30, 2012, we did not recognize any impairment charge.

Research and Development Costs.  Costs associated with the development of our products are charged to expense as incurred.  $1,175 and $60 were incurred in the three month periods ended June 30, 2012 and 2011, respectively.

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

Stock-Based Compensation.  We account for share-based payments, including grants of stock options to employees, consultants and non-employees; moreover, we issue warrants to the consultants and related parties.  We are required to estimate the fair value of share-based awards and warrants on the date of grant.  The value of the award is principally recognized as expense ratably over the requisite service periods.  We have estimated the fair value of stock options and warrants as of the date of grant or assumption using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable.  The Black-Scholes model requires the input of certain assumptions.  Changes in the assumptions used in Black-Scholes model can materially affect the fair value estimates. With the exception of forfeiture rates, which we evaluate annually, we evaluate the assumptions used to value stock options on a quarterly basis.  The expected term of stock options represents the weighted average period the stock options are expected to remain outstanding.

The expected term is based on the observed and expected time to exercise and post-vesting cancellations of options by employees.  Upon the adoption of the accounting guidance, we continue to use historical volatility in deriving our expected volatility assumption as allowed under GAAP because we believe that future volatility over the expected term of the stock options is not likely to differ materially from the past.  The risk-free interest rate assumption is based on the five-year U.S. Treasury zero-coupon rate appropriate for the expected term of the stock options.  The expected dividend assumption is based on the history and expectation of dividend payouts.  The fair values generated by the Black-Scholes model may not be indicative of the actual fair values of the equity awards, as we do not consider other factors important to those awards to employees, such as continued employment, periodic vesting requirements and limited transferability.  The amount of stock based compensation expenses is net of an estimated forfeiture rate, which we adjust on an annual basis, if at all, and which is based on historical data and information from comparable companies, and our judgment of whether the options are expected to vest.  For the three month periods ended June 30, 2012 and 2011, stock based compensation expense was approximately $7,695 and $5,056, respectively, which consisted primarily of stock-based compensation expense related to stock options issued to the employees and recognized under GAAP.

We follow ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees.  In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services to be provided to us are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined.  We recognize this expense over the period in which the services are provided.  For each of the three month periods ended June 30, 2012 and 2011, stock based compensation expense was approximately $0, which consisted primarily of stock-based compensation expense related to stock options and warrants recognized under GAAP issued to consultants and other non-employees.

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

Advertising Costs.  Advertising costs are charged to operations when incurred.  We incurred $18,134 and $0 in advertising and promotion costs during the three month periods ended June 30, 2012 and 2011, respectively.

Financial Instruments.  Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2012.  The respective carrying values of certain balance sheet financial instruments approximate their fair values.  These financial instruments include cash, accounts payable, accrued expenses and notes payable.  Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

Restatements and Reclassifications.  Certain financial statement items have been reclassified to conform to the current periods’ presentation. These reclassifications had no impact on previously reported net loss. Certain financial statement items for the quarter ended June 30, 2011 have been restated - please see Note 17 - "Correction of error to prior period financial statements" to our financial statements.

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

	Three months ended June 30,
	2012	2011

Revenues	$62,891	$62,522
Operating expenses	256,754	265,336
Net income (loss)	(218,472)	(463,371)
Net income (loss) per share	$(0.01)	$(0.03)

Results for the Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011 (unaudited)

Revenues

We had $62,891 revenue from operations for the three months ended June 30, 2012 as compared to revenues of $62,522 for the three months ended June 30, 2011.  There was no significant change in revenues for the comparable periods.

Operating Expenses

Total expenses for the three months ended June 30, 2012 were $339,372, which amount includes $256,754 of selling, general and administrative expenses, $25,156 in cost of goods sold, and $57,462 in interest expense, as compared to total expenses for the three months ended June 30, 2011 of $525,890, which amount includes $265,336 of selling, general and administrative expenses, $31,932 in cost of goods sold, and $228,622 in interest expense.  The decrease in interest expense is primarily attributable to a decrease in interest expense related to convertible notes.

Research and Development

Research and development expenses of $1,175 and $60 were incurred in the three months periods ended June 30, 2012 and 2011, respectively.  There was fundamentally no change due to our limited budget during this period.

Net Loss

Net loss for the three months ended June 30, 2012 was $218,472 and diluted net loss per share was $0.01 as compared to a net loss for the three months ended June 30, 2011 of $463,371 and diluted net loss per share of $0.03.  The decrease in net loss per share is primarily due to a decrease in interest expense related to convertible notes.

Liquidity and Capital Resources

We had a cash balance of approximately $22,152 as of June 30, 2012, as compared to $76,947 as of June 30, 2011.  Our funds are kept in financial institutions located in the United States of America.

We had negative working capital of approximately $3,217,504 as of June 30, 2012 as compared to a negative working capital of $3,242,727 as of June 30, 2011.

We had total notes payable of $2,509,805 and $2,727,449 as of June 30, 2012 and December 31, 2011, respectively.  The decrease in Notes Payable was primarily due to a decrease in Long Term Notes Payable, from $1,162,390 to $143,737, offset by an increase in Current Notes Payable, from $1,565,059 to $2,366,068. The increase in Current Notes Payable is primarily due to a reclassification from Long Term Notes Payable of $1,000,000 in notes held by affiliates of us.

We generally provide our customers with terms of up to 30 days on our accounts receivable.  In some cases we require prepayment, depending on history or credit review.  Further, we generally require pre-payment on orders shipped to international destinations.  Our accounts receivable, net of allowances for sales returns and allowance for doubtful accounts, were $11,128 and $2,758 as at June 30, 2012 and December 31, 2011, respectively.

Since inception, we have been engaged primarily in product research and development, obtaining certain regulatory approvals, investigating markets for our products, developing manufacturing and supply chain partners, and developing distribution, licensing and other channel relationships.  In the course of funding research and development activities, we have sustained operating losses since inception and have an accumulated deficit of $13,974,618 at June 30, 2012.

We completed product development of our launch product, and launched sales thereof in 2008.  We have and will continue to use significant capital to manufacture and commercialize our products.  These factors raise doubt about our ability to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of our common stock.

During the remainder of 2012 and 2013, we will need additional capital to market and sell our products, and to further develop and enhance our current product offerings, introduce new products and address unanticipated competitive threats, technical problems, economic conditions or other requirements.  During the three months ended June 30, 2012 and 2011 we raised approximately $224,012 (net) and $6,500, respectively, through the exercise of warrants and stock options and the conversion of notes.  We estimate that we will require approximately $4.2 million over the next 12 months to remain viable.  There is no assurance that we will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.  However, there can be no assurance that any additional financing will be available to us.  Additional equity financing may involve substantial dilution to our then existing stockholders.  In the event we are unable to raise additional capital, we may be required to substantially reduce or curtail our activities.

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

The Company is subject to litigation in the normal course of business. As of June 30, 2012 the Company was not a party to any ongoing litigation matters.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2012 we issued:
  Approximately 356,474 shares of our common stock pursuant to the exercise of options at an aggregate exercise price of $.25 per share, for total proceeds of $89,118.50;
  Approximately 882,616 shares of our common stock pursuant to the exercise of warrants at an aggregate exercise price of $.10 per share, for total proceeds of $88,261.60; and
  Approximately 116,212 shares of our common stock pursuant to the conversion of notes at an aggregate conversion price of $1.11 per share, for total proceeds of $128,995.32.
Proceeds from these transactions were used towards the reduction or exchange of debt and other obligations, for working capital and for general corporate purposes.

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

DATED: August 14, 2012	OXYSURE SYSTEMS, Inc.

/s/Julian T. Ross
BY: Julian T. Ross
ITS: President and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)