Form 10-Q
period 2012-09-30
OxySure Systems Inc
filed 2012-11-14
CIK 1413797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The aggregate market value of the issuer’s common stock held by non-affiliates of the registrant as of  November 13, 2012, was approximately $2,473,748 based on $.65, the per share price at which the registrant’s common stock was last sold on that date.

The number of shares outstanding of the registrant’s class of $0.0004 par value common stock as of November 13, 2012 was 20,964,191.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

OXYSURE SYSTEMS, INC.
 BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$116,446	$65,118
Accounts receivable, net of allowances for sales returns and allowance for doubtful accounts	28,175	2,758
Inventories	210,441	247,956
Total current assets	355,062	315,833

Property and equipment, net	54,944	133,659
Intangible assets, net	425,968	445,168
Other assets	53,274	53,274

TOTAL ASSETS	$889,248	$947,934

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$455,870	$245,340
Capital leases - current	309,099	327,939
Notes payable - current	2,362,611	1,565,059
Deferred revenue	535,446	421,713
Total current liabilities	3,663,026	2,560,051

Long-term liabilities
Capital leases	2,265	2,632
Notes payable	154,407	1,162,390
Total long-term liabilities	156,672	1,165,022

TOTAL LIABILITIES	3,819,698	3,725,073

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.0005 per share; 25,000,000 shares authorized:
868,750 Series A convertible preferred shares issued and outstanding as of September 30, 2012 and 3,126,434 shares issued and outstanding as of December 31, 2011.	434	1,563
Common stock, par value $0.0004 per share; 100,000,000 shares authorized:
20,879,510 Shares of voting common stock issued and outstanding as of September 30, 2012 and 16,519,865 shares issued and outstanding as of December 31, 2011.	8,352	6,608
Additional Paid-in Capital	11,169,160	10,645,347
Accumulated deficit	(14,108,397)	(13,430,659)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME	(2,930,451)	(2,777,139)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$889,248	$947,934

See accompanying notes to financial statements

OXYSURE SYSTEMS, INC.
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues, net	$103,327	$21,505	$194,102	$120,055
Cost of goods sold	50,472	10,312	88,331	69,811
Gross profit	52,855	11,194	105,771	50,244

Operating expenses
Selling, general and administrative	206,810	320,659	747,347	871,204
Net operating income (loss)	(153,955)	(309,466)	(641,576)	(820,960)

Other income (expenses)
Other income (expense)	75,637	85,111	134,353	118,861
Interest expense	(55,461)	(137,309)	(170,778)	(497,019)
Total other income (expenses)	20,176	(52,198)	(36,425)	(378,158)

Net income (loss)	$(133,779)	$(361,663)	$(678,001)	$(1,199,117)

Accumulated deficit - beginning of the period	(13,974,618)	(12,735,715)	(13,430,659)	(11,898,260)
Prior period adjustments	-	-	263	-

Accumulated deficit - end of the period	$(14,108,397)	$(13,097,377)	$(14,108,397)	$(13,097,377)

Basic net income (loss) per common share	$(0.006)	$(0.02)	$(0.03)	$(0.08)
Diluted net income (loss) per common share	$(0.006)	$(0.02)	$(0.03)	$(0.08)

Weighted average common shares outstanding:
Basic	20,761,595	15,846,347	19,475,873	15,775,403
Diluted	20,761,595	15,846,347	19,475,873	15,775,403

See accompanying notes to financial statements

OXYSURE SYSTEMS, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
As of and for the quarter ended September 30, 2012
(Unaudited)

	Convertible Preferred Stock		Common Stock		Warrant Issuance	Additional Paid-in Capital - Preferred Stock	Additional Paid-in Capital - Warrants and Options	Additional Paid-in Capital	Deficit Accumulated	Accumulated Other Comprehensive Income/ (Loss)	Total Stockholders' Equity (Deficit)

	Shares	Par Value	Shares	Par Value

Balance as of June 30, 2012	1,118,750	559	20,533,812	8,214	47,750	1,207,721	4,518,710	5,363,192	(13,974,618)	-	(2,828,472)

- Common stock options exercised											-
- Common stock warrants exercised											-
- Common stock issued upon conversion of convertible preferred stock	(250,000)	(125)	305,000	122		(249,875)		249,878			-
- Common stock issued upon conversion of convertible notes			40,698	16				34,984			35,000
- Common stock options issued for compensation							(3,200)				(3,200)
- Common stock options and warrants issued for services											-
- Common stock warrants issued in connection with convertible loans											-
- Prior period adjustment: correction to accounting error											-

Net Loss for period ending September 30, 2012									(133,779)		(133,779)
Balance as of September 30, 2012	868,750	$434	20,879,510	$8,352	47,750	$957,846	$4,515,511	$5,648,053	$(14,108,397)	$-	$(2,930,451)

See accompanying notes to financial statements

OXYSURE SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(678,001)	$(1,199,117)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	122,718	132,693
Amortization	22,372	22,324
Amortization of debt discount and warrant fair values related to convertible notes	156,916	443,652
Amortization of other assets	-	6,620
Changes in deferred rent and leasehold improvement allowance	86,271	(13,072)
Issuance of common stock options to employees as compensation	14,037	72,944
Issuance of common stock options and warrants in exchange for services	-	32,023
Changes in current assets and liabilities:
Accounts receivable	(25,417)	(16,510)
Inventory	37,515	(26,589)
Prepaid expenses and other current assets	-	(50,488)
Accounts payable and accrued liabilities	124,522	(15,130)
Deferred revenue	113,733	39,180
NET CASH USED IN OPERATING ACTIVITIES	(25,334)	(571,470)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of intangible assets	(3,172)	(1,231)
Purchases of property and equipment	(44,003)	(1,528)
NET CASH USED IN INVESTING ACTIVITIES	(47,175)	(2,759)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock upon conversion of convertible notes	415,194	-
Payment of capital leases	(19,207)	(24,651)
Loan/note proceeds, net	(367,347)	538,844
Issuance of common stock upon conversion of preferred stock	1,102	-
Issuance of preferred stock	(1,129)
Proceeds from exercise of common stock options and warrants	95,225	20,910
NET CASH PROVIDED BY FINANCING ACTIVITIES	123,837	535,103

Net decrease in cash and cash equivalents	51,328	(39,126)

Cash and cash equivalents, at beginning of period	65,118	39,887

Cash and cash equivalents, at end of period	$116,446	$761

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$773	$2,347
Income taxes	$-	$-

Supplemental non-cash investing and financing activities:
Promissory subordinated convertible notes issued in connection with rent satisfaction agreements	$-	$200,100
Issuance of common stock warrants in connection with convertible loans	$-	$431,516
Conversion of convertible notes issued in connection with rent agreements to common stock	$251,407	$-

See accompanying notes to financial statements

OXYSURE SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
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

OxySure was incorporated on January 15, 2004 as a Delaware corporation. The Company is located in Frisco, Texas and is a medical technology company focused on the design, manufacture and distribution of specialty respiratory products.  The Company and its founder have developed a unique catalytic process and methodology to generate medically pure (USP) oxygen instantly from two dry, inert powders. The Company has been issued nine patents on this technology, and it has several additional patents pending. On December 9, 2005, the Company received approval from the Food and Drug Administration (510K, Class II) for its first product utilizing this technology. This product is referred to as the OxySure Portable Emergency Oxygen System, Model 615, (or Model 615 for short) and the FDA approval is for over-the-counter purchase (without the need of a prescription).

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

While the Company has effectively managed its working capital deficit the going concern risk remains an issue for the company to manage.  The Company has implemented, and plans to further implement several different strategies in order to help the Company ease the going concern issue.  Refer to Note 13, “Going concern” of Notes to Reviewed Financial Statements for a partial list of the Company’s plans to mitigate the going concern issue.

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
SEPTEMBER 30, 2012
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

Deferred Revenue and Income - We defer revenue and income when we invoice a customer or a customer makes a payment and the requirements of revenue recognition have not been met (i.e. persuasive evidence of an arrangement exists, shipment has occurred, the price is fixed or determinable and collectability is reasonably assured). Deferred Revenue was $535,446 and $421,713 as at September 30, 2012 and December 31, 2011, respectively.

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

Concentration of Credit Risk – We sell our products throughout the United States as well as in certain other countries.  Sales to our recurring customers in the United States are generally granted on net 30-day credit terms. We perform periodic credit evaluations of our recurring customers and generally do not require collateral. In general, we require prepayment on all sales to customers outside the United States. An allowance for doubtful accounts is maintained for potential credit losses, which losses historically have not been significant.

OXYSURE SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
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

Property and Equipment – Property and equipment are recorded at cost with depreciation and amortization provided over the shorter of the remaining lease term or the estimated useful life of the improvement ranging from three to seven years. Renewals and betterments that materially extend the life of an asset are capitalized. Expenditures for maintenance and repairs are charged to expense when incurred. Furniture and fixtures are depreciated over five years. Machinery and equipments are depreciated over five to seven years. Software is depreciated over three years.  Leasehold improvements are computed using the shorter of the estimated useful lives of the assets or the lease terms.  Depreciation expense was $40,899 and $44,076 for the three month periods ended September 30, 2012 and 2011, respectively.

Other Long-Lived Assets – We have two types of intangible assets – patents and trademarks.  Intangible assets are carried at cost, net of accumulated amortization.  Amortization expense for patents and trademarks was $7,489 and $7,441 for the three month periods ended September 30, 2012 and 2011, respectively.

Intangible assets with definite useful lives and other long-lived assets are tested for impairment if certain impairment indicators are identified.  Management evaluates the recoverability of its identifiable intangible assets in accordance with applicable accounting guidance, which requires the assessment of these assets for recoverability when events or circumstances indicate a potential impairment exists. Certain events and circumstances the Company considered in determining whether the carrying value of identifiable intangible assets may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; and changes in its business strategy.  In determining if impairment exists, we estimate the undiscounted cash flows to be generated from the use and ultimate disposition of these assets.  If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Impairment charges for patents were $0 for each of the three month periods ended September 30, 2012 and 2011.

OXYSURE SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Other Assets – We record Other Assets net of accumulated amortization. Amortization expense for Other Assets was $0 for each of the three month periods ended September 30, 2012 and 2011.

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

Research and Development Costs – Costs associated with the development of our products are charged to expense as incurred.  $579 and $60 were incurred in the three month periods ended September 30, 2012 and 2011, respectively for research and development costs.

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
SEPTEMBER 30, 2012
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The expected term is based on the observed and expected time to exercise and post-vesting cancellations of options by employees.  Upon the adoption of the accounting guidance, we continued to use historical volatility in deriving its expected volatility assumption as allowed under GAAP because we believe that future volatility over the expected term of the stock options is not likely to differ materially from the past. The risk-free interest rate assumption is based on 5-year U.S Treasury zero-coupon rates appropriate for the expected term of the stock options. The expected dividend assumption is based on the history and expectation of dividend payouts.  The fair values generated by the Black-Scholes model may not be indicative of the actual fair values of the equity awards, as we do not consider other factors important to those awards to employees, such as continued employment, periodic vesting requirements and limited transferability.  The amount of stock based compensation expenses is net of an estimated forfeiture rate, which is also based on historical data. For the three month periods ended September 30, 2012 and 2011, stock based compensation expense was approximately $(3,200) and $31,474, respectively, which consisted primarily of stock-based compensation expense related to stock options issued to the employees and recognized under GAAP.

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees. In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services to be provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined. The Company recognizes this expense over the period in which the services are provided. For each of the three month periods ended September 30, 2012 and 2011, stock based compensation expense was approximately $0, which consisted primarily of stock-based compensation expense related to stock options and warrants recognized under GAAP issued to consultants and other non-employees.

The following table shows the components of the Company’s stock based compensation expense for employees, consultants and other non-employees:

	Three months ended September 30,
	2012	2011

Common stock options issued for compensation	(3,200)	31,474
Common stock options and warrants issued for services	-	-

Total	$(3,200)	$31,474

Shipping and Handling Costs - Shipping and handling charges to customers are included in net revenues, and the associated costs incurred are recorded in cost of revenues.

Advertising Costs - Advertising costs are charged to operations when incurred.  We incurred $7,234 and $2,103 in advertising and promotion costs during the three month periods ended September 30, 2012 and 2011, respectively.

OXYSURE SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share follows:

	Three months ended September 30,
	2012	2011
Historical net loss per share:

Numerator
Net loss, as reported	$(133,779)	$(361,663)
Less: Effect of amortization of interest expense on convertible notes	-	-
Net loss attributed to common stockholders (diluted)	(133,779)	(361,663)

Denominator
Weighted-average common shares outstanding	20,761,595	15,846,347
Effect of dilutive securities	-	-
Denominator for diluted net loss per share	20,761,595	15,846,347
Basic and diluted net loss per share	$(0.006)	$(0.02)

The following outstanding options, warrants, convertible preferred shares and convertible note shares were excluded from the computation of basic and diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect.

	Three months ended September 30,
	2012	2011

Options to purchase common stock	1,532,430	1,964,354
Warrants to purchase common stock	1,822,034	2,821,983
Common shares issuable upon conversion of convertible preferred stock	1,059,875	3,814,249
Convertible note shares outstanding	1,696,331	2,452,502

Restatements and Reclassifications - Certain financial statement items have been reclassified to conform to the current periods’ presentation.  These reclassifications had no impact on previously reported net loss.

OXYSURE SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
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

OXYSURE SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(Unaudited)

NOTE 2 – BALANCE SHEET COMPONENTS

	September 30,	December 31,
	2012	2011

Cash and cash equivalents:
Cash	116,446	65,118
Total cash and cash equivalents	$116,446	$65,118

Inventories:
Total inventories	$210,441	$247,956

Accounts Receivable, net of allowances	$28,175	$2,758

Property and equipment, net:
Machinery and equipment	919,736	919,736
Leasehold improvements	547,856	547,856
Computer equipment and furniture and fixtures	247,924	203,922
Software	10,691	10,691
	1,726,206	1,682,204
Accumulated depreciation and amortization	(1,671,263)	(1,548,545)
Total property and equipment, net	$54,944	$133,659

Accounts payable and accrued expenses:
Leasehold Improvement Allowance	-	48,969
Accounts payable	128,899	136,263
Accrued interest	-	40,094
Shareholder advances	175,622	-
Other accrued liabilities	151,350	20,015
Total accounts payable and accrued expenses	$455,870	$245,340

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

OXYSURE SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(Unaudited)

NOTE 3 – INTANGIBLE ASSETS (CONTINUED)

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with applicable accounting guidance. Impairment charges for patents were $0 for each of the three month periods ended September 30, 2012 and 2011.

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

The carrying values of our amortized acquired intangible assets as of September 30, 2012 are as follows:

	September 30, 2012
	Gross	Accumulated Amortization and write off	Net

Patents	$613,690	$(226,049)	$387,641
Trademarks	$45,723	$(7,396)	$38,327
	$659,413	$(233,445)	$425,968

Of the net amount of $425,968 in intangible assets as of September 30, 2012, approximately 91% is in patents and 9% is in trademarks.  Included in the $659,413 gross amount for patents and trademarks is $157,000 acquired from entities controlled by the founder of the Company in January 2004. The remaining $502,413 represents amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of patent and trademark applications.

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
SEPTEMBER 30, 2012
(Unaudited)

NOTE 4 – NOTES PAYABLE (CONTINUED)

The renewed Frisco Note requires varying annual principal payments through December 2015. The face value of the renewed note is $213,000, and the note is non-interest bearing; however, interest has been imputed at 12.34% per annum.

On December 1, 2011 we received the first performance credit from the FEDC in the amount of $26,000 pursuant to the Amended and Restated Performance Agreement. We recognized the entire $26,000 under “Other income” in the Statement of Operations and Accumulated Deficit for the year ended December 31, 2011. The unamortized discount at September 30, 2012 was $43,443. The net amount of the note as at September 30, 2012 was $143,557.

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
SEPTEMBER 30, 2012
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

In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from the First Note were allocated based on the relative fair value of the note without the warrant issued in conjunction with the note and of the warrant itself at the time of issuance. We recorded the relative fair value of the warrant issued to Agave in the amount of $346,936 as a debt discount upon issuance, and amortized this debt discount as interest expense over the life of the note.  Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental intrinsic value benefit of $96,936, at the time of issuance provided to the holder of the note, which was also amortized as interest expense over the life of the note. We recorded no interest expense for the three months ended September 30, 2012 and 2011 in connection with the First Note.

We recorded the relative fair value of the warrant issued to JTR in connection with the Second Note in the amount of $115,857 as a debt discount upon issuance, and expensed this amount as interest expense upon issuance.  Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental intrinsic value benefit of $32,254, at the time of issuance provided to the holder of the note, which was also expensed as interest expense upon issuance. We recorded no interest expense for the three months ended September 30, 2012 and 2011 in connection with the JTR Second Note.

OXYSURE SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(Unaudited)

NOTE 4 – NOTES PAYABLE (CONTINUED)

JTR Senior, Convertible Note. In July, 2008, JTR agreed to provide the Company with additional working capital to fund continuing operations (the “Senior Note Interim Funding”).  On November 1, 2008 the Company’s Board agreed with JTR on the terms of a loan with a draw down provision of up to a maximum of $750,000.  This maximum amount was subsequently increased to $2,000,000 on March 30, 2011. This is a senior note (all the tranches under this facility, collectively, the “Senior Note”) with no interest payable.  All amounts advanced by JTR during the Senior Note Interim Funding are draw downs on the Senior Note.  In connection with the Senior Note, the Company will issue .47 penny warrants for every dollar drawn under this facility.  As of September 30, 2012, the outstanding balance under the Senior Note was $1,018,656.  The total number of penny warrants issued to JTR pursuant to the Senior Note up to and including September 30, 2012 was 572,503.  The basis for issuing penny warrants in connection with the Senior Note include, but are not limited to, the fact that no interest is payable on the note, the Company’s ability to attract new investment at the time, market conditions, the terms previously agreed to in connection with the First Note and Second Note, and other factors.  Given these factors, the Board of Directors has deemed the terms of this transaction to be fair.  No third party fairness opinion was obtained in relation to this transaction.

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

In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from the Senior Note were allocated based on the relative fair values of the notes without the warrants issued in conjunction with the notes and of the warrants themselves at the time of issuance.  As of September 30, 2012 the Company recorded the relative fair values of the warrants issued to JTR in connection with the Senior Note in the amount of $546,477 as a debt discount upon each issuance, and expensed each debt discount as interest expense upon issuance.  Additionally, as a result of issuing the warrants with the convertible promissory notes, a beneficial conversion option was recorded as a debt discount on each note reflecting the incremental intrinsic value benefit totaling $162,842, at the time of each issuance provided to JTR in connection with the Senior Note up to an including September 30, 2012. The debt discount for each issuance under the Senior Note is expensed as interest expense upon issuance. We recorded interest expenses in the amounts of $0 and $44,411 for the three months ended September 30, 2012 and 2011, respectively, in connection with the Senior Note.

OXYSURE SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(Unaudited)

NOTE 4 – NOTES PAYABLE (CONTINUED)

Sinacola Subordinated, Convertible Notes.

First Landlord Note; Second Landlord Note:

We issued our landlord, Sinacola Commercial Properties, Limited (“Sinacola”) two subordinated convertible notes on December 10, 2009 in connection with a rent satisfaction agreement. The first note had a principal amount of $125,000 (“First Landlord Note”) and the second note had a principal amount of $126,407 (“Second Landlord Note”). Sinacola subsequently converted both the First Landlord Note and the Second Landlord Note into a total of 231,090 shares of common stock of us.

Third Landlord Note; Fourth Landlord Note:

On December 31, 2010 we entered into a second Rent Satisfaction Agreement (the “2010 RSA”) with Sinacola. In terms of the 2010 RSA, all of our outstanding rent obligations for the 2010 financial year under our lease agreement, up to and including December 31, 2010 including, but not limited to, base rent, deferred rent, and our share of operating costs, were satisfied in full.

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

OXYSURE SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(Unaudited)

NOTE 4 – NOTES PAYABLE (CONTINUED)

In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from the Third Landlord Note and the Fourth Landlord Note were allocated based on the relative fair values of the notes without the warrants issued in conjunction with the notes and of the warrants themselves at the time of issuance. We recorded the relative fair value of the warrant issued in connection with the Third Landlord Note in the amount of $70,853 as a debt discount upon issuance, and amortized this debt discount as interest expense over the life of the note.  Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $39,147, at the time of issuance provided to the holder of the note, which we also amortize as interest expense over the life of the note. We recorded interest expense in the amounts of $15,000 and $15,000 for the three months ended September 30, 2012 and 2011, respectively in connection with the Third Landlord Note.  We recorded the relative fair value of the warrant issued in connection with the Fourth Landlord Note in the amount of $71,314 as a debt discount upon issuance, and amortized this debt discount as interest expense over the life of the note.  Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $34,409, at the time of issuance provided to the holder of the note, which we also amortize as interest expense over the life of the note. We recorded interest expense in the amounts of $14,417 and $14,417 for the three months ended September 30, 2012 and 2011, respectively in connection with the Fourth Landlord Note.

Fifth Landlord Note; Sixth Landlord Note:

On March 23, 2011 we entered into a third rent satisfaction agreement (the “2011 RSA”) with Sinacola. In terms of the 2011 RSA, certain of our rent obligations for the period January 1, 2011 through June 30, 2011 under our lease agreement, including base rent and deferred rent, are satisfied in full.

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
SEPTEMBER 30, 2012
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

In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from the Fifth Landlord Note and the Sixth Landlord Note were allocated based on the relative fair values of the notes without the warrants issued in conjunction with the notes and of the warrants themselves at the time of issuance. We recorded the relative fair value of the warrant issued in connection with the Fifth Landlord Note in the amount of $32,207 as a debt discount upon issuance, and amortized this debt discount as interest expense over the life of the note.  Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $17,793, at the time of issuance provided to the holder of the note, which we also amortize as interest expense over the life of the note. We recorded interest expense in the amounts of $6,250 and $6,250 for the three months ended September 30, 2012 and 2011, respectively in connection with the Fifth Landlord Note.  We recorded the relative fair value of the warrant issued in connection with the Sixth Landlord Note in the amount of $32,207 as a debt discount upon issuance, and amortized this debt discount as interest expense over the life of the note.  Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $15,540, at the time of issuance provided to the holder of the note, which we also amortize as interest expense over the life of the note. We recorded interest expense in the amounts of $5,968 and $5,968 for the three months ended September 30, 2012 and 2011, respectively in connection with the Sixth Landlord Note.

Seventh Landlord Note; Eighth Landlord Note:

On August 15, 2011 we entered into a fourth rent satisfaction agreement (the “Second 2011 RSA”) with Sinacola. In terms of the Second 2011 RSA, certain of our rent obligations for the period July 1, 2011 through December 31, 2011 under our lease agreement, including base rent and deferred rent, are satisfied in full.

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
SEPTEMBER 30, 2012
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

In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from the Seventh Landlord Note and the Eighth Landlord Note were allocated based on the relative fair values of the notes without the warrants issued in conjunction with the notes and of the warrants themselves at the time of issuance. We recorded the relative fair value of the warrant issued in connection with the Seventh Landlord Note in the amount of $32,223 as a debt discount upon issuance, and we amortize this debt discount as interest expense over the life of the note.  Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $17,827, at the time of issuance provided to the holder of the note, which we also amortize as interest expense over the life of the note. We recorded interest expense in the amounts of $5,460 and $910 for the three months ended September 30, 2012 and 2011, respectively in connection with the Seventh Landlord Note.  We recorded the relative fair value of the warrant issued in connection with the Eighth Landlord Note in the amount of $32,223 as a debt discount upon issuance, and we amortize this debt discount as interest expense over the life of the note.  Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $15,540, at the time of issuance provided to the holder of the note, which we also amortize as interest expense over the life of the note. We recorded interest expense in the amounts of $5,210 and $868 for the three months ended September 30, 2012 and 2011, respectively in connection with the Eighth Landlord Note.

OXYSURE SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(Unaudited)

NOTE 4 – NOTES PAYABLE (CONTINUED)

The following table reflects the carrying values of our short-term and long-term notes payable as of September 30, 2012:

	Effective Interest Rate	Principal	Discount	September 30, 2012

Current notes payable
JTR, Senior Note	0.00%	$1,018,656	$-	$1,018,656
Sinacola, Third Landlord Note	54.55%	110,000	5,000	105,000
Sinacola, Fourth Landlord Note	52.09%	110,715	4,806	105,909
Sinacola, Fifth Landlord Note	50.00%	50,000	11,944	38,056
Sinacola, Sixth Landlord Note	47.75%	50,000	11,406	38,594
Frisco EDC	12.34%	39,000	3,103	35,897
Agave, First Note	0.00%	750,000	-	750,000
JTR, Second Note	0.00%	250,000	-	250,000
Other indebtedness	0.00%	20,500	-	20,500

Total short-term notes payable		$2,398,871	$36,259	$2,362,611

Long-term notes payable

Sinacola, Seventh Landlord Note	43.64%	$50,050	$27,300	$22,750
Sinacola, Eighth Landlord Note	41.64%	50,050	26,052	23,998
Frisco EDC	12.34%	148,000	40,340	107,660

Total long-term notes payable		$248,100	$93,693	$154,407
Total short-term and long-term notes payable		$2,646,971	$129,952	$2,517,018

OXYSURE SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(Unaudited)

NOTE 4 – NOTES PAYABLE (CONTINUED)

The following table summarizes our outstanding notes payable as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011

Current portion of notes payable	$56,397	$86,338
Current portion of convertible notes payable	2,306,215	1,478,722
Current portion of notes payable, net	$2,362,611	$1,565,059

Long-term portion of notes payable	$148,000	$154,380
Less: Unamortized discount	(40,340)	(46,720)
	107,660	107,660

Long-term portion of convertible notes payable	$100,100	$1,200,100
Less: Unamortized discount	(53,352)	(145,370)
	46,748	1,054,730

Long-term portion of notes payable, net	$154,407	$1,162,390

OXYSURE SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(Unaudited)

NOTE 5 - SHAREHOLDERS’ EQUITY

Preferred Shares Rights

On December 31, 2005, the Company’s Board of Directors adopted a Preferred Shares Rights Agreement (the “Original Rights Agreement”).   Pursuant to the Agreement, the Board authorized the issuance of up to 5,000,000 shares of preferred stock, par value $0.0005 per share. As of September 30, 2012, the Company had authorized the issuance of 3,143,237 shares of preferred stock designated as Series A Convertible Preferred Stock (“Series A Preferred”). The original issue price of the Series A Preferred is $1.00 per share. There were 868,750 and 3,126,434 Series A Preferred shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively.

During the three months ended September 30, 2012 the Company did not issue any shares of the Series A Preferred. During the three months ended September 30, 2012 approximately 250,000 shares of the Series A Preferred have been converted into approximately 305,000 shares of our common stock at a conversion ratio of 1.22:1.

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
SEPTEMBER 30, 2012
(Unaudited)

NOTE 5 - SHAREHOLDERS’ EQUITY (CONTINUED)

Common Stock

The Company has authorized 100,000,000 shares of $0.0004 par value common stock.

During the three months ended September 30, 2012 we issued:

●	Approximately 305,000 shares of our common stock pursuant to the cashless conversion of approximately 250,000 shares of our Series A Convertible Preferred Stock at a conversion ratio of 1.22:1; and
●	Approximately 40,698 shares of our common stock pursuant to the cashless conversion of notes at an aggregate conversion price of $.86 per share.

As of September 30, 2012 we had 20,879,510 shares of common stock issued and outstanding.

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

Stock Options

The following table summarizes information about the number and weighted average of the options that were forfeited or expired under the Plan as at September 30, 2012:

	Employee		Non-Employee
		Weighted		Weighted
	Number	Average	Number	Average	Combined
	Of	Exercise	Of	Exercise	Total
	Options	Price	Options	Price	Options
Outstanding at June 30, 2012	1,501,350	$0.42	53,180	$0.72	1,554,530
Granted	-	$-	-	$-	-
Exercised	-	$-	-	$-	-
Forfeited/Cancelled	(22,100)	$1.01	-	$-	(22,100)
Outstanding at September 30, 2012	1,479,250	$0.41	53,180	$0.72	1,532,430

OXYSURE SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(Unaudited)

NOTE 6 - STOCK OPTIONS AND WARRANTS (CONTINUED)

We used the following assumptions to estimate the fair value of options granted under the Plan for the three months ended September 30, 2012 and 2011:

	Equity Incentive Plans for Periods Ended September 30,
	2012	2011

Expected terms (in years)	5-10	5-10
Volatility (weighted ave.)	64%	22%
Risk-free interest rate (weighted ave.)	0.62%	0.72%
Expected dividend rate	0.00%	0.00%

Risk-Free Interest Rate	The risk-free interest rate assumption was based on U.S. Treasury instruments with a term that is consistent with the expected term of our stock options.
Expected Volatility	We use historical volatility in deriving our expected volatility assumption because we believe that future volatility over the expected term of the stock options is not likely to differ from the past.
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

As of September 30, 2012, there were unrecognized compensation costs of approximately $41,214 related to non-vested stock option awards granted after April 2004 that will be recognized on a straight-line basis over the weighted average remaining vesting period of 0.33 years.

Stock compensation cost, using the graded vesting attribute method in accordance with Codification topic 718, is recognized over the requisite service period, generally 5 years, during which each tranche (one fifth) of shares is earned (zero, one, two, three, and four years).  The value of each tranche is amortized on a straight-line basis.  For the three months ended September 30, 2012, stock based compensation expense was approximately $(3,200), which consisted primarily of stock-based compensation expense related to stock options recognized under GAAP issued to employees.

OXYSURE SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(Unaudited)

NOTE 6 - STOCK OPTIONS AND WARRANTS (CONTINUED)

Warrants.

The following table summarizes our warrant activities for the three months ended September 30, 2012:

		Weighted
	Number	Average
	Of	Exercise
	Warrants	Price
Outstanding at June 30, 2012	1,872,034	$0.66
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	(50,000)	$1.00
Outstanding at September 30, 2012	1,822,034	$0.67

NOTE 7 – COMMITMENTS AND CONTINGENCY

Leases

Operating Lease – We lease our office and manufacturing space under an operating lease that includes fixed annual increases and expires in October 2012. Total rent expense was $28,932 and $28,932 for the three months ended September 30, 2012 and 2011, respectively.

Capital lease – We lease certain equipments under capital lease agreements that expire at various dates through 2015. Total Capital lease obligations were $311,364 and $330,571 as at September 30, 2012 and December 31, 2011, respectively.

Legal Proceedings

The Company is subject to litigation in the normal course of business. As of September 30, 2012 the Company was not a party to any ongoing litigation matters.

OXYSURE SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(Unaudited)

NOTE 7 – COMMITMENTS AND CONTINGENCY (CONTINUED)

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

NOTE 8 – RELATED PARTY TRANSACTIONS

As discussed in Note 4, “Notes Payable” several of the notes payable are entered among related parties.

A summary of the related party financings and notes as at September 30, 2012 is as follows:

	First Note	Second Note	Senior Note	Other
Holder	Agave Resources, LLC(1)	JTR Investments, Limited(2)	JTR Investments, Limited(2)	Related Party, other(3)
Amount	$750,000	$250,000	$1,018,656	$196,122
Stated interest rate	0%	0%	0%	0%
Maturity	4/15/2013	4/15/2013	Current	Current
Warrants issued (Please see Note 6 – “Stock Options & Warrants” for warrant details)	350,000	116,667	572,503	-

(1) Agave Resources, LLC is controlled by one of our Directors, Donald Reed.
(2) JTR Investments, Ltd. is a limited partnership controlled by our President and CEO, Julian Ross.
(3) Includes $171,372 (net of repayments, and net of voluntary relinquishments during the quarter of $94,070 by Mr. Ross for no consideration) in shareholder advances provided by our President and CEO, Julian Ross from time to time during the quarter. Please see Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Liquidity and Capital Resources” for additional details.

OXYSURE SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(Unaudited)

NOTE 9 – NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of net basic and diluted net income (loss) per share:

	Three months ended September 30,
Historical net loss per share:	2012	2011

Net income (loss)	$(133,779)	$(361,663)
Shares used in computing basic per share amounts (weighted average)	20,761,595	15,846,347
Net income (loss) per share:
Basic and Diluted	$(0.006)	$(0.02)

NOTE 10 – FAIR VALUE MEASUREMENTS

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

OXYSURE SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(Unaudited)

NOTE 10 – FAIR VALUE MEASUREMENTS (CONTINUED)

Level 3 — Unobservable inputs to the valuation methodology that is significant to the measurement of fair value of assets or liabilities.

Assets Measured at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis which were comprised of the following types of instruments as of September 30, 2012:

	Total	Level 1	Level 2	Level 3

Cash (1)	$116,446	$116,446	-	-
Total cash equivalents as of September 30, 2012	$116,446	$116,446	$-	$-

(1) Included in cash and cash equivalents on the Company's Balance Sheet.

NOTE 11 – OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

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

NOTE 12 – SEGMENT INFORMATION

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

OXYSURE SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(Unaudited)

NOTE 12 – SEGMENT INFORMATION (CONTINUED)

The following presents total revenue by geographic region for the three month periods ended September 30, 2012 and 2011:

	Three Months Ended September 30,
	2012	2011

Revenues:
United States - product sales	$60,296	$21,505
ROW - product sales	41,880	-
Total revenues	$102,176	$21,505

NOTE 13 – GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  We have been suffering from recurring losses from operations. We have an accumulated deficit of $14,108,397 and $13,430,659 at September 30, 2012 and December 31, 2011, respectively, and stockholders’ deficits of $2,930,451 and $2,777,139 as of September 30, 2012 and December 31, 2011, respectively. We require substantial additional funds to manufacture and commercialize our products. Our management is actively seeking additional sources of equity and/or debt financing; however, there is no assurance that any additional funding will be available.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying September 30, 2012 balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, to maintain present financing, and to generate cash from future operations. These factors, among others, raise doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

We have a series of plans to mitigate the going concern:

1. We have a line of credit in place - the JTR Senior Note, which allows us to draw down up to $2,000,000. As at September 30, 2012 we had approximately $981,344 available under this facility. Please see Note 4 - “Notes Payable” for details regarding the JTR Senior Note.

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

The following discussion and analysis summarizes the significant factors affecting our results of operations, financial conditions and liquidity position for the three and nine months ended September 30, 2012 and 2011, and should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this report.

Forward-Looking Statements

Statements and information included in this Quarterly Report on Form 10-Q that are not purely historical, including, without limitation, statements that relate to the Company's expectations with regard to the future impact on the Company's results from new products in development, are forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. When used in this report, words such as “believe,” “expect,” “intend,” “goal,” “plan,” “pursue,” “likely,” “believe,” “project,” “anticipate,” “intend,” “estimate,” “evaluate,” “opinion,” “may,” “could,” “future,” “potential,” “probable,” “if,” “will” and similar expressions generally identify forward-looking statements. These statements are subject to risks and uncertainties.

Forward-looking statements in this Quarterly Report on Form 10-Q represent our beliefs, projections and predictions about future events. These statements are necessarily subjective and involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievement described in or implied by such statements. Actual results may differ materially from the expected results described in our forward-looking statements, including with respect to the correct measurement and identification of factors affecting our business or the extent of their likely impact, the accuracy and completeness of publicly available information relating to the factors upon which our business strategy is based, or the success of our business. The factors or uncertainties that could cause actual results, performance or achievement to differ materially from forward-looking statements contained in this report can be found in our filings with the Securities and Exchange Commission, including our filings on Form 10-K.

Highlights

Some of our key financial performance statistics for the third quarter of 2012, as compared to the same metric for the third quarter of 2011, include the following:

●	Total revenue increased by approximately 380.5%;
●	Selling, general and administrative expense declined by approximately 33%;
●	Interest expense declined by approximately 59.6%;
●	Net loss declined by approximately 63%; and
●	Net loss per share declined from $.02 per share to $.006 per share.

Some of our key non-financial highlights and milestones achieved during the third quarter of 2012 include the following:

●	We expanded our distribution channel by signing several new distributors, including AED Professionals, a significant AED distributor.
●
As part of our multi-faceted awareness building campaign we launched a new customer appreciation program, the “OxySure Beacon of Safety Award,” designed to recognize our customers for commitment to safety.

●	We expanded our range of product offerings with the launch of a new, OxySure branded line of pulse oximeters.
●	We improved our production capability with the acquisition of an ultra violet curing conveyor system from Textron/Bell Helicopter.
●
We secured DTC Eligibility by the Depository Trust Company, a subsidiary of the Depository Trust & Clearing Corporation (DTCC). Securities that are eligible to be electronically cleared and settled through the DTC are considered "DTC eligible." This electronic method of clearing securities speeds up the receipt of stock and cash, and thus accelerates the settlement process for our investors.

Overview

OxySure Systems, Inc. was formed on January 15, 2004 as a Delaware “C” Corporation for the purpose of developing products with the capability of generating medical grade oxygen “on demand,” without the necessity of storing oxygen in compressed tanks.  Our technology, process and methodologies involve the creation of medically pure (USP) oxygen from two dry, inert powders.  We believe that other available chemical oxygen generating technologies contain hazards that make them commercially unviable for broad-based emergency use by lay rescuers or the general public.  Our launch product is the OxySure Model 615 portable emergency oxygen system.  We believe that the OxySure Model 615 is currently the only product on the market that can be safely pre-positioned in public and private venues for emergency administration of medical oxygen by lay persons, without the need for training.

To date, we have been issued 9 patents and we have other patents pending on this process and technology that we believe is revolutionizing the emergency/short duration oxygen supply marketplace. We believe that OxySure makes the delivery devices lighter, safer, more affordable and easier to use. We believe our products can improve access to emergency oxygen that affects the survival, recovery and safety of individuals in several areas of need: (1) Public and private places and settings where medical emergencies can occur; (2) Individuals at risk for cardiac, respiratory or general medical distress needing immediate help prior to emergency medical care arrival; and (3) Those requiring immediate protection and escape from exposure situations or oxygen-deficient situations in industrial, mining, military, or other “Immediately Dangerous to Life or Health” (IDLH) environments.

The OxySure Model 615 emergency oxygen device was cleared by the Food and Drug Administration (“FDA”) (510k, Class II) for over-the-counter purchase in December 2005. We believe it bridges the gap between the onset of a medical emergency and the time first responders arrive on the scene. We believe it allows a lay rescuer – a bystander or loved one – to administer medical oxygen during those first, critical minutes after an emergency occurs, improving medical outcomes and saving lives in the process.

The OxySure Strategy

The following summarizes the principal elements of our strategy:

●
We launched the OxySure Model 615 into the K-12 education market in the United States in 2008. Subsequently, we diversified into other commercial markets, such as colleges, churches, manufacturing facilities and other commercial and municipal buildings. We plan to continue to pursue institutional customers in these and other vertical markets, both in the United States and internationally.

●
We believe that Model 615 is a natural complement and companion product to an Automated External Defibrillator (AED). We plan to continue to market Model 615 as a companion product to AEDs, and our goal in the foreseeable future is to pursue the placement of the OxySure Model 615 next to as many AEDs as possible, in the United States as well as internationally. We believe in the long term, however, Model 615 has the potential to become a standard issue item for public and private settings, just like a fire extinguisher.

●
Our channel strategy includes leveraging distribution partnerships to enhance market penetration, and we plan to increase our efforts to partner with distributors, including distributors of AEDs, safety products and medical devices.  We plan to invest resources in training and tools for our distribution partners’ sales, systems and support organizations, in order to improve the overall efficiency and effectiveness of these partnerships.

●
We plan to continue our increasing efforts to promote market awareness and education of our products and their critical need, and our efforts may include partnerships with industry, medical thought leaders, and community and advocacy organizations.

●
We plan to pursue market catalysts such as a legislative agenda for state and federal mandates, medical reimbursement for at risk markets, and insurance underwriting benefits and discounts for product users.

●
We plan to continue to diversify our product offerings through the addition of complimentary or additive products and solutions that enhance our core product usability, feasibility, appeal or application, or that enhances our ability to access or add value to existing and new customers. In addition, we plan to continue our development efforts focused on developing new products incorporating our core “oxygen from powder” technology for other vertical markets, such as aviation, mining, and sports and recreation as applicable.

●
We plan to implement technologies and processes that enhance the performance, appeal and functionality of our product family, enhance manufacturing scalability and reduce manufacturing and operating cost. We will seek to leverage new technologies as they become available.

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

Cash and Cash Equivalents.  We sell our products throughout the United States as well as in certain other countries.  Sales to our recurring customers in the United States are generally granted on net 30-day credit terms. We perform periodic credit evaluations of our recurring customers and generally do not require collateral. In general, we require prepayment on all sales to customers outside the United States. An allowance for doubtful accounts is maintained for potential credit losses, which losses historically have not been significant.

We invest our cash in deposits and money market funds with major financial institutions.  We place our cash investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument.

Property and Equipment.  Property and equipment are recorded at cost with depreciation and amortization provided over the shorter of the remaining lease term or the estimated useful life of the improvement ranging from three to seven years. Renewals and betterments that materially extend the life of an asset are capitalized. Expenditures for maintenance and repairs are charged to expense when incurred. Furniture and fixtures are depreciated over five years. Machinery and equipments are depreciated over five to seven years. Software is depreciated over three years.  Leasehold improvements are computed using the shorter of the estimated useful lives of the assets or the lease terms.  Depreciation expense was $40,899 and $44,076 for the three month periods ended September 30, 2012 and 2011, respectively.

Impairment of Long-Lived Assets.  We review long-lived assets, including amortizable intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset.  Impairment charges were $0 for each of the three month periods ended September 30, 2012 and 2011.

Research and Development Costs.  Costs associated with the development of our products are charged to expense as incurred.  $579 and $60 were incurred in the three month periods ended September 30, 2012 and 2011, respectively for research and development costs.

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

The expected term is based on the observed and expected time to exercise and post-vesting cancellations of options by employees.  Upon the adoption of the accounting guidance, we continue to use historical volatility in deriving our expected volatility assumption as allowed under GAAP because we believe that future volatility over the expected term of the stock options is not likely to differ materially from the past.  The risk-free interest rate assumption is based on the five-year U.S. Treasury zero-coupon rate appropriate for the expected term of the stock options.  The expected dividend assumption is based on the history and expectation of dividend payouts.  The fair values generated by the Black-Scholes model may not be indicative of the actual fair values of the equity awards, as we do not consider other factors important to those awards to employees, such as continued employment, periodic vesting requirements and limited transferability.  The amount of stock based compensation expenses is net of an estimated forfeiture rate, which we adjust on an annual basis, if at all, and which is based on historical data and information from comparable companies, and our judgment of whether the options are expected to vest.  For the three month periods ended September 30, 2012 and 2011, stock based compensation expense was approximately $(3,200) and $31,474, respectively, which consisted primarily of stock-based compensation expense related to stock options issued to the employees and recognized under GAAP.

We follow ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees.  In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services to be provided to us are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined.  We recognize this expense over the period in which the services are provided.  For each of the three month periods ended September 30, 2012 and 2011, stock based compensation expense was approximately $0, which consisted primarily of stock-based compensation expense related to stock options and warrants recognized under GAAP issued to consultants and other non-employees.

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

Advertising Costs.  Advertising costs are charged to operations when incurred.  We incurred $7,234 and $2,103 in advertising and promotion costs during the three month periods ended September 30, 2012 and 2011, respectively.

Financial Instruments.  Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2012.  The respective carrying values of certain balance sheet financial instruments approximate their fair values.  These financial instruments include cash, accounts payable, accrued expenses and notes payable.  Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

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

	Three months ended September 30,
	2012	2011

Revenues	$103,327	$21,505
Operating expenses	206,810	320,659
Net income (loss)	(133,779)	(361,663)
Net income (loss) per share	$(0.006)	$(0.02)

Results for the Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011 (unaudited)

Revenues

We had $103,327 revenue from operations for the three months ended September 30, 2012 as compared to revenues of $21,505 for the three months ended September 30, 2011.  The increase in revenues is primarily attributable to an increase in product sales to customers both in the United States and internationally.

Operating Expenses

Total expenses for the three months ended September 30, 2012 were $312,743, which amount includes $206,810 of selling, general and administrative expenses, $50,472 in cost of goods sold, and $55,461 in interest expense, as compared to total expenses for the three months ended September 30, 2011 of $468,280, which amount includes $320,659 of selling, general and administrative expenses, $10,312 in cost of goods sold, and $137,309 in interest expense.  The decrease in interest expense is primarily attributable to a decrease in interest expense related to convertible notes.

Research and Development

Research and development expenses of $579 and $60 were incurred in the three months periods ended September 30, 2012 and 2011, respectively.  There was fundamentally no change during this period.

Net Loss

Net loss for the three months ended September 30, 2012 was $133,779 and diluted net loss per share was $0.006 as compared to a net loss for the three months ended September 30, 2011 of $361,663 and diluted net loss per share of $0.02.  The decrease in net loss per share is primarily due to the cumulative effect of an increase in revenues, a decrease in selling, general and administrative expenses and a decrease in interest expense.

Liquidity and Capital Resources

We had a cash balance of approximately $116,446 as of September 30, 2012, as compared to $761 as of September 30, 2011.  Our funds are kept in financial institutions located in the United States of America.

We had negative working capital of approximately $3,307,964 as of September 30, 2012 as compared to a negative working capital of $3,335,377 as of September 30, 2011.

We had total notes payable of $2,517,018 and $2,727,449 as of September 30, 2012 and December 31, 2011, respectively.  The decrease in Notes Payable was primarily due to a decrease in Long Term Notes Payable, from $1,162,390 to $154,407, offset by an increase in Current Notes Payable, from $1,565,059 to $2,362,611. The increase in Current Notes Payable is primarily due to a reclassification from Long Term Notes Payable of $1,000,000 in notes held by affiliates of us.

We generally provide our customers with terms of up to 30 days on our accounts receivable.  In some cases we require prepayment, depending on history or credit review.  Further, we generally require pre-payment on orders shipped to international destinations.  Our accounts receivable, net of allowances for sales returns and allowance for doubtful accounts, were $28,175 and $2,758 as at September 30, 2012 and December 31, 2011, respectively.

Since inception, we have been engaged primarily in product research and development, obtaining certain regulatory approvals, investigating markets for our products, developing manufacturing and supply chain partners, developing our production capability, and developing distribution, licensing and other channel relationships.  In the course of funding research and development activities, we have sustained operating losses since inception and have an accumulated deficit of $14,108,397 at September 30, 2012.

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

During the remainder of 2012 and 2013, we will need additional capital to market and sell our products, and to further develop and enhance our current product offerings, introduce new products and address unanticipated competitive threats, technical problems, economic conditions or other requirements.  During the three months ended September 30, 2012 we raised no funds from the exercise of warrants and stock options, and $35,000 in convertible notes were converted to common stock at an aggregate conversion price per share of $.86.  In addition, we received $267,442 in cash advances and other consideration from our President and CEO, Julian Ross. Of this amount, $47,000 has been repaid during the quarter, and $94,070 was voluntarily relinquished by Mr. Ross for no consideration. We estimate that we will require approximately $4.3 million over the next 12 months to remain viable.  There is no assurance that we will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.  However, there can be no assurance that any additional financing will be available to us.  Additional equity financing may involve substantial dilution to our then existing stockholders.  In the event we are unable to raise additional capital, we may be required to substantially reduce or curtail our activities.

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

The Company is subject to litigation in the normal course of business. As of September 30, 2012 the Company was not a party to any ongoing litigation matters.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2012 we issued approximately 40,698 shares of our common stock pursuant to the conversion of notes at an aggregate conversion price of $.86 per share, for total proceeds of $35,000.

Proceeds from the underlying note purchase transaction were used for working capital and for general corporate purposes. All of the securities described above were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act.

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

DATED: November 14, 2012	OXYSURE SYSTEMS, INC.

/s/Julian T. Ross
BY: Julian T. Ross
ITS: President and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)