Form 10-K
period 2012-12-31
OxySure Systems Inc
filed 2013-04-02
CIK 1413797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

Commission File No. 000-54137

OXYSURE SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	71-0960725
(State of Incorporation)	(IRS Employer I.D. Number)

10880 John W. Elliott Drive, Suite 600, Frisco, TX  75033
(Address of Principal Executive Offices) (Zip Code)

Registrant’s Telephone Number and area code: (972) 294-6450

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.0004 par value per share	OTCQB

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

Our common stock is traded in the over-the-counter market and quoted on the OTCQB under the symbol “OXYS.”

The aggregate market value of the issuer’s common stock held by non-affiliates of the registrant as of April 1, 2013, was approximately $3,190,659 based on $.75, the per share price at which the registrant’s common stock was last sold on that date.

The number of shares outstanding of the registrant’s class of $0.0004 par value common stock as of April 1, 2013 was 23,101,496.

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

All references in this Annual Report to “OxySure,” “OxySure Systems,” the “Company,” “we,” “our” and “us” means OxySure Systems, Inc.

ITEM 1—BUSINESS

Overview

OxySure Systems, Inc. was formed on January 15, 2004 as a Delaware “C” Corporation for the purpose of developing products with the capability of generating medical grade oxygen “on demand,” without the necessity of storing oxygen in compressed tanks.  We developed a unique technology that generates medically pure (USP) oxygen from two dry, inert powders.  Utilizing our technology, we commenced the commercialization of our launch product, a lightweight, portable emergency oxygen system designed for lay person use, known as the OxySure Model 615 (“OxySure Model 615” or “Model 615”).  We believe that the OxySure Model 615 is currently the only product on the market that can be safely pre-positioned in public and private venues for emergency administration of medical oxygen by lay persons, without the need for training. We believe that the OxySure Model 615 bridges the gap between the onset of a medical emergency and the time first responders arrive on the scene. We believe that it allows a lay rescuer – a bystander, friend, colleague or loved one – to administer medical oxygen during those first, critical minutes after an emergency occurs, improving medical outcomes and potentially saving lives in the process.

We believe that the OxySure Model 615 can be used in any medical emergency, prior to the arrival of first responders. We also believe that the OxySure Model 615 is well suited for placement next to an Automated External Defibrillator (AED) for post-resuscitation use in a cardiac arrest incident.

We launched Model 615 initially into the K-12 education markets in the United States, followed by commercial markets. We also sell complimentary products and solutions with Model 615, including replacement cartridges for Model 615, display wall boxes, oxygen wall signage, resuscitation bags, pulse oximeters, thermal bags for Model 615 and AEDs.

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

Emergency/Short Duration Oxygen Market Overview

We believe that our process and methodology is unique in the emergency/short duration oxygen supply marketplace. We believe that our process and technology enable the delivery devices to be lighter, safer, and easier to use. We believe that our technology, process and methodology allows us to develop and commercialize solutions that improves access to emergency oxygen that affects the survival, recovery and safety of individuals in several areas of need: (1) Public and private places and settings where medical emergencies can occur; (2) Individuals at risk for cardiac, respiratory or general medical distress needing immediate help prior to emergency medical care arrival; and (3) Those requiring immediate protection and escape from exposure situations or oxygen-deficient situations in industrial, mining, military, or other “Immediately Dangerous to Life or Health” (IDLH) environments.

The OxySure Model 615 utilizes a simple, one-step activation using a dispenser that includes a self-contained, disposable cartridge, within which the oxygen is generated. The dispensers are made of lightweight, thermoplastic materials and weigh less than 11 pounds. Model 615 is designed to bridge the gap between the onset of a medical emergency and the time first responders arrive on the scene. It is intended to allow a lay rescuer – a bystander or loved one – to administer medical oxygen during those first, critical minutes after an emergency occurs, improving medical outcomes and potentially saving lives in the process.

We believe that the advantages of Model 615 include: (1) Safety: the powders are dry and inert until actuation occurs through the turn of a knob, instantly creating medical grade oxygen. We believe that risks such as an explosion hazard, a fire hazard, an environmental hazard, or a toxicity hazard, are minimized or otherwise eliminated. (2) No Training Required: A simple turn of the knob starts the oxygen generation process. We believe the ease of use makes the Model 615 ideal for lay person use. (3) We believe that Model 615 requires no maintenance mandated by regulation. (4) We believe that Model 615 does not require any hydrostatic testing. (5) We believe that Model 615 can be shipped "rescue ready," subject to applicable Department of Transportation (DOT) regulations. (6) No prescription is required. Model 615 is FDA cleared for over the counter sale. (8) We believe that Model 615 does not require any licenses or permits to place into service. (9) We believe that Model 615 can be placed in any public access venue or private venue. (10) We believe that Model 615 can be used in any medical emergency, prior to the arrival of first responders. (11) We believe that Model 615 is also ideal for placement next to or otherwise in conjunction with an Automated External Defibrillator (AED) for post-resuscitation use in a cardiac arrest incident.

Business Strategy

The following summarizes the principal elements of our strategy:

●           We plan to grow revenue by continuing to pursue institutional customers in our core markets, which include the K-12 education market and colleges, as well as other commercial markets, including churches and places of worship, manufacturing facilities and other commercial and municipal buildings, both in the United States and internationally.

●           We plan to grow revenue by pursuing relationships with large OEM customers.

●           We believe that Model 615 is a natural complement and companion product to an Automated External Defibrillator (AED). We plan to grow revenue by continuing to market Model 615 as a companion product to AEDs, and our goal in the foreseeable future is to pursue the placement of the OxySure Model 615 next to as many AEDs as possible, in the United States as well as internationally. We believe in the long term, however, Model 615 has the potential to become a standard issue item for public and private settings, just like a fire extinguisher.

●           We plan to grow revenue by continuing our current channel strategy, which includes leveraging distribution partnerships to enhance market penetration, and we plan to increase our efforts to partner with distributors, including distributors of AEDs, safety products and medical devices.  We plan to invest resources in training and tools for our distribution partners’ sales, systems and support organizations, in order to improve the overall efficiency and effectiveness of these partnerships.

●           We plan to grow revenue by increasing our efforts to promote market awareness and education of our products and their critical need, and our efforts may include partnerships with industry, medical thought leaders, and community and advocacy organizations. Our efforts may include increasing market awareness and education of the need for early administration of emergency or supplemental oxygen for initial stabilization, safety, survival and recovery in medical emergencies.

●           We plan to pursue market catalysts such as a legislative agenda for state and federal mandates, medical reimbursement for at risk markets, and insurance underwriting benefits and discounts for product users.

●           We plan to grow revenue by continuing to diversify our product offerings through the addition of complimentary or additive products and solutions that enhance our core product usability, feasibility, appeal or application, or that enhances our ability to access or add value to existing and new customers. Some of these additional products and services may be sourced or supplied by third parties. In addition, we plan to continue our development efforts focused on developing new products incorporating both our core “oxygen from powder” technology, as well as other oxygen related technologies for other vertical markets, such as aviation, mining, military, wound care, skin care, automotive, and sports and recreation, as applicable.

●           We plan to implement technologies and processes that enhance the performance, appeal and functionality of our product family, enhance manufacturing scalability and reduce manufacturing and operating cost. We will seek to leverage new technologies as they become available.

Market Analysis

We believe that Model 615 may create a new market category of emergency oxygen availability for the early administration or treatment of cardiovascular, respiratory and other medical emergencies.  By empowering a lay person to augment the services of first responders, we believe that Model 615 may follow a similar model to that of an Automated External Defibrillator (“AED”) or a fire extinguisher.  We believe that Model 615 can be safely pre-positioned in public venues as well as private settings to provide immediate medical grade oxygen in an emergency, but without the risk associated with compressed gas containers, and without the training required to operate such equipment.  We believe that the OxySure Model 615 enables a loved one, bystander or even the victim themselves to administer medical oxygen in a convenient, safe and inexpensive manner while awaiting the arrival of emergency medical responders.  We believe Model 615 may also be helpful as a standby solution by providing temporary oxygen to aid escape in hazardous exposure situations, or when necessary long-term oxygen supplies are interrupted.  We believe that Model 615 significantly strengthens the pre-responder market.

We believe there is significant clinical support for the critical need for early oxygen administration during cardiovascular or respiratory emergencies.  During a cardiovascular or respiratory distress emergency, the availability of oxygen to the heart, brain, other vital organs or injured area is either stopped or impaired.  In less than three minutes without oxygen, brain cells can begin to die.  In less than eight minutes, the heart muscle cells can begin to die.  Both of these conditions typically lead to permanent disability, since neither brain cells nor the heart tissue is considered regenerative.  In less than ten minutes the ability to sustain life can be at risk.  Even if a victim survives, their future quality of life can be directly related to the number of minutes that they were deprived of oxygen.  Given that the response time of first responders can be between six and 15 minutes (in the United States) from the time 911 is called, the clinical significance and appeal of the Model 615 becomes apparent.

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

Educational Facilities

There are approximately 102,265 educational campuses in the United States.  Of these, there are approximately:

●	87,125 U.S. schools representing grades Kindergarten through 12th grade.4
●	11,000 accredited programs for infants to children of 8 years. This includes day care and after school programs.5
●	4,140 United States College and Universities.6

Manufacturing Facilities

According to the U.S. Department of Commerce, Economics and Statistics Administration, there are approximately 350,735 manufacturing facilities in the United States in 2002.

___________________________________________________________
4 National Association of State Boards of Education (1998-99 school year).
5 National Association for Education for Young Children’s annual report (August 2005).
6 National Center for Education Statistics, Digest of Education Statistics, 2005.

Recreational Vehicles

According to a study completed by the University of Michigan, approximately 8 million US households own a least one RV.  This represents a 15% increase in RV ownership since 2001 and is largely attributed to the enormous baby boomer generation.7

Restaurants

The National Restaurant Association’s 37th Annual Industry Forecast (2004) reported approximately 925,000 restaurants in the United States.

Occupational Safety & Health Act (OSHA) Compliant Buildings

There are approximately 20 million locations for first aid alone called for in the OSHA Compliance Locations Publication.

U.S. Federal Government

We were awarded a multi-year contract by the General Services Administration (“GSA”) to allow us to supply our products to all branches of the U.S. Federal Government.  Our Federal Supply Schedule Contract number V797P-4153b is unrestricted, or a 100% set-aside contract for small business, and has an initial term ending November 14, 2013.  Thereafter, the contract may be renewed for up to three additional five-year terms.  Federal buyers are able to purchase our products either directly from us or via GSA Advantage!®, the U.S. government’s online shopping and ordering system for government buyers.

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

People with Cardiovascular Disease

The American Heart Association estimates that there are approximately 80 million Americans who are afflicted with cardiovascular disease in one form or another.  Of the 80 million potential victims: (a) approximately 40 million, or 50% are diagnosed with cardiovascular disease; (b) approximately 40 million, or 50% exhibit at least one risk factor associated with cardiovascular disease; and (c) more than 2/3 are 50 years of age or older.  Management projects that, given the rapid onset of the aging baby boomer population, this ratio will increase substantially over the next decade and will likely increase the number of Americans suffering from such diseases.8

People with COPD

Chronic obstructive pulmonary disease (“COPD”) is a term which refers to a large group of lung diseases characterized by obstruction of air flow that interferes with normal breathing.  Emphysema and chronic bronchitis are the most important conditions that compose COPD and they frequently coexist.9  COPD is the fourth-ranked cause of death in the United States.   In 2007, approximately 10.2 million U.S. adults aged 18 years and older were estimated to have COPD.10 Oxygen supplementation is one of the few known effective treatments for a COPD exacerbation.  Similar to a severe asthma attack, these individuals never know when or where they will be when an exacerbation may occur.  Model 615 provides a portable, non-battery driven source of oxygen that will allow those with COPD to bridge the gap between the onset of an exacerbation and the availability of emergency care.

People with Asthma

According to the American Lung Association (“ALA”), there are approximately 22.9 million Americans that have been diagnosed with asthma; 12.4 million had an asthma attack in 2006.11  The ALA states that asthma is the leading chronic illness of children in the United States. In 2006, over 6.8 million children under age 18 had asthma; 4.1 million had an asthma attack that year. The highest asthma prevalence rate was seen in those 5 to 17 years of age (106.3 per 1,000 population). The rate in those under age 18 (92.8 per 1,000) was much greater than those aged 18 to 44 (72.4 per 1,000).12

__________________________________________________
7 New University of Michigan Study: RV Ownership Reaches All-Time High (December 18, 2005).
8 American Heart Association, Heart Disease and Stroke Statistics, 2008.
9 American Lung Association, “Trends in COPD,” April 2009, Page 3.
10 Id. at Page 5.
11 American Lung Association, “American Lung Association Lung Disease Data: 2008,” Page 29.
12 Id. at Page 30.

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

Sales and Marketing Plan

Our sales strategy is focused primarily on an indirect sales strategy for developing push sales of our products.  We currently have in excess of 40 independent third party distributors in the United States. These distributors are typically businesses focused on selling AED’s, medical products or safety products. We have targeted the education market as an early adopter market and have already achieved some initial success in penetrating that market.  As a result of our sales efforts so far, Model 615 was sold into K-12 schools and school districts in more than 40 states.  We plan to continue to build on this early success in the education market.  In addition, we have had initial success in selling Model 615 into colleges, places of worship, manufacturing facilities, and other commercial placement markets, and we will continue our effort to grow sales in those early markets in the foreseeable future.  We also have a limited number of distributors outside of the United States. These include distributors in Australia, New Zeeland, United Kingdom, Brazil, South Africa and Turkey. We plan to increase our sales capability by adding independent distributors both in the US and internationally.  Distributors that we may pursue include:

●	distributors that have an established presence within the first aid and occupational safety, medical emergency and industrial safety markets;
●	automated external defibrillator (AED) manufacturers and distributors; and
●	specialty medical distributors that can tap into the (at risk) cardiovascular disease, asthma and COPD market segments.

We also plan to increase the number of sub-distributors and sales agents we will appoint in the U.S. to sell our products.

Our current marketing efforts are limited, and comprise limited advertising in safety related media, participation in shows and exhibitions, and press releases.  We plan to continue and expand these activities, and we plan to implement a marketing strategy designed to create market demand and sales through increased market awareness and education.

Product Diversification

Our early sales efforts are focused primarily on institutional customers, such as for example schools and school districts, colleges, places of worship, manufacturing facilities and commercial buildings.  We sell to these customers primarily through distributors but also through sub-distributors and sales agents.  Generally, the buying decisions for our customers are made or influenced by individuals such as safety managers, risk managers, nurses, administrators, facilities managers and medical directors.  These individuals are usually also responsible for acquiring other safety or health emergency solutions or products, such as Automated External Defibrillators (AEDs), Resuscitator Bags (used for CPR), First Aid Kits, and so on.  We source AEDs, Resuscitator Bags, and other complimentary products in order to provide our customers with a total solution for their health emergency and preparedness requirements.  We believe that we there is incremental value in providing our customers the ability to order these products from a single source.  We generally source these ancillary or complimentary products from third party manufacturers or suppliers, and we generally act as a distributor in such cases.

Strategic Branding

We do not currently have any significant strategic branding activity.  We plan to, in the future, implement a plan to increase our overall strategic branding efforts.  Targeted industry publications that appeal to key decision makers within the specialty medical community will be a focus of these branding and product awareness efforts.  Branded collateral with a targeted message, focus, and call to action will also be part of these planned efforts.

Retail Channels

We do not currently have any relationships with traditional “brick and mortar” retailers. We plan to pursue distribution partnerships with traditional “brick and mortar” retailers that can merchandise Model 615 or any line extensions thereof for at risk and preventive buyers. We currently have distribution partnership with online retailers Amazon.com, GlobalIndustrial.com and Drugstore.com. In addition, our authorized distribution partners typically have online web stores where they offer our products for sale, in addition to the sales activities of their sales teams.

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

Model 615 is indicated for emergency use, and compressed tanks can be utilized in certain instances for emergency use.  We believe that Model 615 is differentiated from compressed tanks for emergency use as follows:

●	Model 615 requires minimal to no training to operate, as it is designed for lay person use. Compressed tanks generally require training to be used.
●	Model 615 is a safer option, as it does not represent an explosion hazard in fire situations.
●
Model 615 does not require a prescription to be purchased, whereas compressed tanks may require a prescription if the regulator is not pre-set to a flow rate equal to 6 liters per minute or higher for a minimum of 15 minutes.

Research and Development

To enhance our product quality, reduce cost, and keep pace with technological advances and evolving market trends, we plan to continue to engage in research and development.  We spent $25,816 and $260 on research and development in 2012 and 2011 respectively, which includes direct expenses related to development, and indirect expenses.  We plan to increase these activities in the future as budgets allow. We plan to focus on enhancing our technology by improving the performance of our current products and developing new products, in addition to developing related and alternative technologies.  We have made investments of capital and time to develop technology, intellectual property and industry expertise in technologies that we believe provide us with competitive advantages in the markets that we serve.  Our technologies are based on complex formulas which require extensive amounts of data and expertise.  We plan to continue to invest in technologies to maintain our market position and to develop new applications and products.

Historically, we have conducted substantially all of our research and development with an in-house staff, including research staff holding advanced degrees.  The focus of our core research function has been on research and development management and market analysis, as well as the establishment and management of production projects.  Historically, our departments have worked together to research new material and techniques, test product performance, inspect products and to test the performance of parts used in the manufacturing process.

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

Brand Awareness

We currently only sell Model 615 and certain other products under the OxySure name and we intend to aggressively promote our self-branded products, marketed under the brand-name OxySure, to with a goal of becoming a recognized brand name in the United States, which we expect will assist us in growing our business over the course of the next few years.  We plan to develop and commercialize additional products targeted at various vertical markets under the OxySure brand name, and we believe that in time our consumer oxygen products will develop a solid reputation and an established a brand name in the U.S.

Intellectual Property

We rely on a combination of patent, trademark and trade secret protection and other unpatented proprietary information to protect our intellectual property rights and to maintain and enhance our competitiveness in the consumer medical industry.  As a matter of practice, we require assignment of intellectual property rights provisions in all our employment, consultant and subcontractor agreements.  We have legal ownership of six U.S. patents, two Australian patents and one South African patent, in addition to other patent applications, that we use in our business operations.  These patents include design, utility, and invention patents that relate to our products.  In January 2004, we entered into an assignment and transfer agreement with Julian T. Ross, our current Chairman, Chief Executive Officer, President, and Chief Financial Officer and his affiliates for the transfer and assignment of the initial patent application to us, and for the transfer to us of any and all other initial intellectual property related to the prior research and development conducted by him in relation to our business.

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

Strategy

Our goal is to become a global leader in the development, manufacture and sale of emergency/short duration oxygen solutions and medical emergency solutions for pre-hospital markets.

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

Expand Global Presence

Though we have concentrated in the United States, we believe a strong and growing market for our products exists in countries outside of America, primarily in Europe, Canada, Asia, and South and North America.  We intend to further expand our international resources to better serve global customers and business associates and to leverage opportunities in markets such as Brazil, Canada, Europe, Australia, South Korea, India, and China.  We plan to add regional sales representatives and distributors in different geographic regions to better address demand for our products.

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
Our primary current suppliers and the products they supply to us are listed below:

Name of Supplier	Products Supplied
AAA Aircare Systems	Air purification products
Activar Construction Products Group	Display systems
AMS Filling Systems, Inc.	Filling equipment
Avid Business Networks, Inc.	Voice & data products and services
Branson Ultrasonics Corporation	Ultrasonic welding equipment
Brenntag Southwest, Inc.	Chemical supplies
Cardiac Science	AED equipment and supplies
Colder Products	Fitments and connectors
D.B. Roberts Company	Hardware parts
Displays2go	Display systems
Dymax Corporation	Adhesive products, systems and supplies
ETI Incorporated	Sealing parts
EXFO America Inc.	Production equipment and supplies
Filtertek Inc.	Filtration supplies
Fisher Scientific	Chemical and other supplies
GlobalMed Inc.	Tubing products
HeartSafe America	Medical safety equipment
Heartsine	AED equipment and supplies
Kaps-All Packaging Systems, Inc.	Filling equipment and supplies
Newcomb Spring	Springs
Marking Systems, Inc.	Labeling and related supplies
McMaster-Carr	Hardware parts
Micro Plastics, Inc.	Clamps
Packaging Technologies, Inc.	Sealing Equipment and supplies
Pfaltz & Bauer	Chemical supplies
Plastiform	Plastic Molds
Polo Custom Products	Carrying bags
Polymer Technology Corporation	Injection molding services
Purest Colloids, Inc.	Water purification products
R. S. Hughes Company, Inc.	Sealing parts
Salter Labs	Tubing and respiratory supplies
Sealed Air Corporation	Insulation materials
Selig Sealing Products, Inc.	Sealing and separation equipment and materials
Smart Products, Inc.	Plastic Parts and valves
Spectrum Chemical Mfg. Corp.	Chemical supplies
Stephen Gould Corporation	Packaging supplies
Texas Valve & Fitting Co.	Valves and fittings
ULINE	Labels and packaging supplies
Unisource Worldwide Inc.	Shipping products and supplies

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

Production Operations

Our production operations involve the assembly of parts and components and the final assembly of all parts and sub-assemblies that comprise our products.  Many of the parts and components are manufactured by third party manufacturers.  Currently, our production operations are conducted Frisco, Texas, in a 16,200 square-foot facility, which houses a production and warehousing area of approximately 10,000 square feet.  We use automated machinery to process key aspects of the production process to ensure high uniformity and precision, while leaving the other aspects of the production process to manual labor.  Some of the production is very labor intensive, thus, putting constraints and limitations in our production process.  The current constraints could be eliminated if we automate some or all of the production.  We intend to seek greater production capacity, production efficiencies and lower production costs in the future.  In doing so, we may elect to invest further in our production process, or we may elect to outsource some or all of our production processes as demand for our products grow.  If we invest further in our production processes, our goal would be to further streamline our production process and continue investing in our production infrastructure, which will allow us to further increase our production capacity, helping us to control the per unit cost of our products.  We do not currently have any material contracts with third party manufacturers or sub-contractors for the supply of parts, raw materials or components that require forecasting or minimum order quantities.

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

Our quality control process consists of the following functions:

●      setting internal controls and regulations for semi-finished and finished products;
●      testing samples of raw materials from suppliers;
●      implementing sampling systems and sample files;
●      maintaining quality of equipment and instruments; and
●      articulating the responsibilities of quality control staff.

Research and Development

To enhance our product quality, reduce cost, and keep pace with technological advances and evolving market trends, we plan to continue to engage in research and development, as budgets allow.  We spent $25,816 and $260 on research and development in 2012 and 2011, respectively.  Our research and development effort is focused on enhancing our technology by improving the performance of our current products and developing new products, in addition to developing related and alternative technologies.  We have made investments of capital and time to develop technology engines, intellectual property and industry expertise in technologies that we believe provide us with a competitive advantage in the markets where we compete.  Our technologies are based on complex formulas which require extensive amounts of data and expertise.  We plan to continue to invest in technologies to maintain our market position and to develop new applications and products.

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

Warranties and Return Policy

We offer limited warranties for our products, comparable to those offered to consumers by our competitors.  Our customers may return products to us for a variety of reasons, such as damage to goods in transit, cosmetic imperfections and other issues, if within the warranty period.  Our customers may generally return products within 30 days and we generally charge a restocking fee if the product is returned within 30 days.

Product Liability and Insurance

We currently carry $4 million in product liability insurance.  Because of the nature of the products sold by us, we may be periodically subject to product liability claims resulting from personal injuries.  We may become involved in various lawsuits incidental to our business.  To date, we have not been subject to products liability litigation. Our product liability insurance may not sufficiently shield us from any potential product liability claims, and we might not have sufficient funds available to pay any claims over the limits of our insurance.  Furthermore, any potential product liability claim may lead to our product liability insurance being cancelled, or we may not be able to obtain such insurance at a rate that is acceptable to us or at all.  Because personal injury claims based on product liability may be very large, an underinsured or an uninsured claim could financially damage our company.  Accordingly, there can be no assurance that we will have sufficient product liability insurance and/or capital sufficient to cover any successful product liability claims made against us in the future, which could have a material adverse effect on our financial condition and results of operations.

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

Employees

As of the date hereof, we had twelve full-time employees, including six employees in production and five employees in management, sales and marketing.  In addition, we had two part time employees, and several independent consultants that we employ on a retained basis and on an as needed basis. All of our employees are based in the United States.  Our employees are not represented by any labor union and are not organized under a collective bargaining agreement, and we have never experienced a work stoppage due to union activity.

Government Regulation

Our primary product, the OxySure portable oxygen device, Model 615, is a medical device, subject to extensive and rigorous regulation by the FDA, as well as other Federal and state regulatory bodies in the United States and comparable authorities in other countries.  These regulatory approvals can be lengthy and can cause delays in getting our products into other countries.  Our South African distributor has not yet obtained approval from the South African Medicines Control Council for the importation of Model 615.  We expect that many of our future products will also be similarly subject to regulation by the FDA and other regulatory bodies both in the United States and in other countries.  We currently market our primary product, the Model 615 in the United States under a pre-market notification, or 510(k), clearance for emergency use.  Model 615 was cleared by the FDA for over the counter sale, without the need for a prescription, and the FDA approval number is K052396.  If we seek to market new products or to market new indications for our existing product, we may be required to file for and obtain either 510(k) clearances or Premarket Approval Applications (“PMAs”).

The FDA regulations govern the following activities that we perform, or that are performed on our behalf, to ensure that medical devices distributed domestically or exported internationally are safe and effective for their intended uses:

●	product design, development and manufacture;
●	product safety, testing, labeling and storage;
●	pre-marketing clearance or approval;
●	record keeping procedures;
●	product marketing, sales and distribution; and
●	post-marketing surveillance, complaint handling, medical device reporting, reporting of deaths or serious injuries and repair or recall of products.

Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions:

●	warning letters, untitled letters, fines, injunctions, consent decrees and civil penalties;
●	repair, replacement, refunds, recall or seizure of our products;
●	operating restrictions, partial suspension or total shutdown of production;
●	refusing our requests for 510(k) clearance or PMA approval of new products, new intended uses or modifications to existing products;
●	withdrawing 510(k) clearance or PMA approvals that have already been granted; and
●	criminal prosecution.

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

●
the FDA’s QSR requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process;

●
labeling regulations and the FDA prohibitions against the promotion of products for uncleared or unapproved uses (known as off-label uses), as well as requirements to provide adequate information on both risks and benefits during promotion of the product;

●	clearance or approval of product modifications that could significantly affect safety or efficacy or that would constitute a major change in intended use;

●
medical device reporting, or MDR, regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur;

●	post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device; and

●	the FDA’s recall authority, whereby it can ask, or under certain conditions order, device manufacturers to recall from the market a product that is in violation of governing laws and regulations.

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

We were incorporated on January 15, 2004 and we do not have a long operating history or realized any substantial revenues.  We do not have any sufficient operating history upon which an evaluation of our future success or failure can be made.  Our accumulated deficit from inception through December 31, 2012 was $14,258,667 and we have an overall deficit of $652,125 in stockholders’ equity as of December 31, 2012.

We have devoted most of our financial resources to research and development, FDA and other regulatory approvals, and the development our production capability. We have had limited revenues from our launch product, the OxySure Model 615.  We expect to continue to incur research and development expenses as well as significant expenses related to investment in sales and marketing and organizational growth in the foreseeable future related to the ongoing product development, completion of new development and commercialization of our products.  In addition, if we are required by applicable regulatory authorities, including the FDA, to perform studies related to any future products, our expenses will increase beyond expectations and the timing of any potential product approval may be delayed. We also expect an increase in our expenses associated with our manufacturing and the commercialization of future products, if any. In addition, we expect to continue to incur costs to support operations as a public company. As a result, we may continue to incur substantial net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. We expect our net losses to continue into the foreseeable future.  There is no assurance our future operations will result in profitable revenues.

Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to:

●	raise additional funds from debt and/or equity;
●	raise awareness and achieve widespread market acceptance of our technology and our products;
●	identify and pursue channels and mediums through which we will be able to market and sell our products, including distributors and retailers;
●	attract and retain performing employees;
●	lower our production costs significantly;
●	obtain any regulatory approvals where needed to market our products, including approvals in international markets;
●	procure and maintain on commercially reasonable terms relationships with third parties for the supply of services, parts and other manufacturing inputs; and
●	manage growth by managing administrative overhead.

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

Our company was formed in January 2004, but we only began commercial product shipment of our first product in earnest in 2008 after we moved into our new, purpose built production facility.  Since January 2004, our primary activities have been research and development, the obtainment of our FDA approval, the identification of collaborative partners, intellectual property protection such as patent applications and capital raising activities.  We have not licensed or sold any substantial amount of products commercially and do not have any definitive agreements to do so.  We have not proven that our business model will allow us to identify and develop commercially feasible products in the long term.

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

We expect to continue to devote significant capital resources to provide working capital, and to fund sales and marketing as well as research and development.  In order to support the initiatives envisioned in our business plan, we will need to raise additional funds through the sale of assets, public or private debt or equity financing, collaborative relationships or other arrangements.  Our ability to raise additional financing depends on many factors beyond our control, including the state of capital markets, the market price of our common stock and the development or prospects for development of competitive technology by others.  Because our common stock is currently traded on the OTCQB and trading volumes are minimal, many investors may not be willing to purchase it or may demand steep discounts.  Sufficient additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock.

We expect to raise additional capital during 2013 and 2014, but we do not have any firm commitments for additional funding.  If we are unsuccessful in raising additional capital, or the terms of raising such capital are unacceptable, we may suffer liquidity issues that may have a material adverse impact on our ability to continue operations or we may have to modify our business plan and/or significantly curtail our planned activities and other operations.

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

While we began shipping our portable emergency oxygen device in earnest during 2008, there can be no assurance that there will be market acceptance for our portable emergency oxygen device, its need, or its use in the long term, and there can be no assurance of its commercial acceptance or profitability in the long term.  While we intend to develop additional products, even if our research and development yields technologically feasible applications, we may not successfully develop commercial products, and even if we do, we may not do so on a timely basis.  If our research efforts are technologically successful, it could take years before this technology is commercially viable.  During this period, superior competitive technologies may be introduced or customer needs may change, which will diminish or extinguish the commercial uses for our applications.  We cannot predict when significant commercial market acceptance for our portable emergency oxygen device or any of our potential new products will develop, if at all, and we cannot reliably estimate the projected size of any such potential market.  If markets fail to accept our portable emergency oxygen device or any new products we may develop, we may not be able to generate revenues from the commercial application of our products and technologies.  Our revenue growth and achievement of profitability will depend substantially on our ability to have our portable emergency oxygen device and any new products we may introduce be accepted by customers.  If we are unable to cost-effectively achieve acceptance of our products and technology by customers, or if the associated products do not achieve wide market acceptance, our business will be materially and adversely affected.

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

If we do not find appropriate partners, our ability to develop and commercialize products could be adversely affected.  Even if we are able to find collaborative partners, the overall success of the development and commercialization of product candidates in those programs will depend largely on the efforts of other parties and is beyond our control.  In addition, in the event we pursue our commercialization strategies through collaboration, there are a variety of attendant technical, business and legal risks, including, but not limited to:

●	a partner would likely gain access to our proprietary information, potentially enabling the partner to develop products without us or design around our intellectual property;

●
we may not be able to control the amount and timing of resources that our partners may be willing or able to devote to the development or commercialization of our product candidates or to their marketing and distribution; and

●
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

Our distribution partners may not honor their agreements with us or they may not honor the provisions of the sales quotas or minimum sales requirements prescribed in those agreements, where applicable. Our Brazilian and South African distributors have minimum sales commitments with us that they have not met. While we may have remedies available to us under our distribution agreements with our South African and Brazilian distributors, we have elected not to seek the relief provided by those remedies. There can be no assurance that these distributors, or any other distributors in the future will adhere to their minimum sales commitments to us.

If any of these situations occurs or remains unresolved, we may not be able to successfully market and sell our products, which would decrease or eliminate our ability to generate revenues.

We may not be successful at marketing and selling our technology or products.

We began commercializing our first product, our portable emergency oxygen device, in earnest in 2008.  We also intend to develop additional products and technologies for various vertical market applications.  We may not be able to market and sell our technology or products and any financial or research efforts we exert to develop, commercialize or promote such products may not result in revenue or earnings.

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

Our portable emergency oxygen device is intended for use by laypersons, without any training requirements. If one of our products malfunctions or a person misuses it and injury results to a user or operator, the injured party could assert a product liability claim against our company. While we currently carry a limited amount of product liability insurance in the amount of $4 million, it may not sufficiently shield us from any potential product liability claims, and we might not have sufficient funds available to pay any successful claims in excess of the limits of our insurance. Furthermore, any potential product liability claim may lead to our product liability insurance being cancelled, or we may not be able to obtain such insurance at a rate that is acceptable to us or at all. Because personal injury claims based on product liability may be very large, an underinsured or an uninsured claim could financially damage our company.

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

The FDA regulations govern the following activities that we perform, or that are performed on our behalf, to ensure that medical devices distributed domestically or exported internationally are safe and effective for their intended uses:

●	product design, development and manufacture;
●	product safety, testing, labeling and storage;
●	pre-marketing clearance or approval;
●	record keeping procedures;
●	product marketing, sales and distribution; and
●	post-marketing surveillance, complaint handling, medical device reporting, reporting of deaths or serious injuries and repair or recall of products.

Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions:

●	warning letters, untitled letters, fines, injunctions, consent decrees, and civil penalties;
●	repair, replacement, refunds, recall, or seizure of our products;
●	operating restrictions, partial suspension or total shutdown of production;
●	refusing our requests for 510(k) clearance or Pre-market Approval (“PMA”) of new products, new intended uses or modifications to existing products;
●	withdrawing 510(k) clearance or PMA approvals that have already been granted; and
●	criminal prosecution.

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

Furthermore, delivery and logistics providers such as United Parcel Service (“UPS”) and Federal Express typically charge a hazardous materials fee (“hazmat fee”) for products shipped with a UN3356 designation.  These issues have caused us to experience problems related to shipping, including the following:

●	To date, we have typically passed any shipping hazmat fees on to our customers, but we have experienced customer resistance to these fees.
●
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

While we intend to move the quotation of our common stock to a more senior exchange as soon as practicable, our common stock is currently quoted on the OTC Bulletin Board (“OTCQB”).  There can be no assurance that we will be successful in listing on a more senior exchange.  Because we are on the OTCQB, our common stock has very few market makers, low trading volumes and larger spreads between bid and asked prices than securities listed on an exchange such as the New York Stock Exchange or the NASDAQ Stock Market.  These factors may result in higher price volatility and less market liquidity for our common stock.

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

A consistently active trading market for our common stock may not develop on the OTCQB.  A limited trading volume may prevent our shareholders from selling shares at such times or in such amounts as they may otherwise desire.

We have a concentration of stock ownership and control, which may have the effect of delaying, preventing, or deterring a change of control.

Our common stock ownership is highly concentrated.  Through their ownership of shares of our common stock, two individuals, our President, Julian T. Ross and Donald Reed, a member of our Board of Directors, beneficially own approximately 73.26% of our total outstanding shares of common stock.  This amount includes warrants, options, and convertible notes held by JTR Investments, Limited and Agave Resources, LLC.  As a result of the concentrated ownership of the stock, these two stockholders, acting together, will be able to control all matters requiring stockholder approval, including the election of directors and approval of mergers and other significant corporate transactions.  This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company.  It could also deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and it may affect the share price of our common stock.

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

Our share price has been volatile and may continue to be volatile which may subject us to securities class action litigation in the future.

The market price of shares of our common stock has been, and may be in the future, subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

●	actual or anticipated fluctuations in our financial condition and operating results;
●	status and/or results of any regulatory approvals;
●	regulatory actions with respect to our products or our competitors’ products;
●	actions and decisions by our collaborators or partners;
●	actual or anticipated changes in our growth rate relative to our competitors;
●	actual or anticipated fluctuations in our competitors’ operating results or changes in their growth rate;
●	competition from existing products or new products that may emerge;
●	issuance of new or updated research or reports by securities analysts;
●	fluctuations in the valuation of companies perceived by investors to be comparable to us;
●	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
●	market conditions for medical device stocks in general;
●	status of our search and selection of future management and leadership; and
●	general economic and market conditions.

Some companies that have had volatile market prices for their securities have had securities class action lawsuits filed against them. Such lawsuits, should they be filed against us in the future, could result in substantial costs and a diversion of management’s attention and resources. This could have a material adverse effect on our business, results of operations and financial condition.

ITEM 1B—UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2—PROPERTIES

We do not own any property at the present time and have no agreements to acquire any property.  Our executive offices are located at 10880 John W. Elliot Drive, Suite 600, Frisco Texas, 75033.  The space is approximately 16,200 square feet, and comprises approximately 6,200 square feet of office space and approximately 10,000 square feet of production and warehouse space.  This space was purpose built for our production needs.  We believe that this space is adequate for our needs at this time, and we believe that we will be able to locate additional space in the future, if needed, on commercially reasonable terms.  We entered into a lease on this facility in March 2007 (the “March 2007 Lease”) and it expired on October 15, 2012. We are currently renting our space on a month to month basis as negotiations for a new lease with our landlord are being completed. There can be no assurance that we will enter into a new lease in our current facility, or if we do, that we will be able to do so on commercially reasonable terms. The cost for the March 2007 Lease was as follows:

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

ITEM 4—REMOVED AND RESERVED

PART II

ITEM 5—MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price and Number of Stockholders

Our common stock is listed on the OTCQB under the symbol “OXYS.” The following table sets forth, for the past fiscal year, the range of high and low sales prices in each fiscal quarter for our common stock.

For the year ended December 31, 2012

	High	Low

Fourth quarter	$2.75	$0.47
Third quarter	$0.88	$0.45
Second quarter	$2.50	$0.50
First quarter	$2.75	$0.05

We were approved for trading on December 20, 2011. There has been no trading of our common stock during fiscal year 2011, and no high and low sales are reportable.

As of April 1, 2013, there were approximately 77 holders of record of our common stock, and 22 holders of record of our Series A convertible preferred stock. In addition, we believe that a significant number of beneficial owners of our common stock hold their shares in nominee or in “street name” accounts through brokers.  On April 1, 2013, the last sale price reported on the OTCQB for our common stock was $.75 per share.

Dividend Policy

Since inception of OxySure, no dividends have been paid on our common stock. We intend to retain any earnings for use in our business activities, so it is not expected that any dividends on our common stock will be declared and paid in the foreseeable future.

Repurchases of Common Stock

None.

Unregistered Sales of Equity Securities

During the year ended December 31, 2012:

(1)           We issued 1,711,952 shares of common stock pursuant to the conversion of convertible subordinated promissory notes totaling $2,433,850 at an aggregate conversion price of $1.42 per share.
(2)           We issued 2,815,374 shares of common stock pursuant to the cashless conversion of 2,307,684 shares of our Series A Preferred at a conversion ratio of 1.22:1.
(3)           We issued 374,808 shares of common stock pursuant to the exercise of 374,808 stock options and received proceeds of $98,284.
(4)           We issued 882,616 shares of common stock pursuant to the exercise of 882,616 warrants and received proceeds of $6,106.
(5)           We issued 68,889 shares of common stock for $41,250 in cash at an aggregate price of $.60 per share.
(6)           We issued 97,500 shares of common stock for services valued at approximately $20,748.
(7)           We issued 77,674 shares of common stock in connection with the acquisition of assets valued at approximately $95,062.

All of the securities described above were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.

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

Forward-Looking Statements

Statements and information included in this Annual Report on Form 10-K that are not purely historical, including, without limitation, statements that relate to the Company's expectations with regard to the future impact on the Company's results from new products in development, are forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. When used in this report, words such as “believe,” “expect,” “intend,” “goal,” “plan,” “pursue,” “likely,” “believe,” “project,” “anticipate,” “intend,” “estimate,” “evaluate,” “opinion,” “may,” “could,” “future,” “potential,” “probable,” “if,” “will” and similar expressions generally identify forward-looking statements. These statements are subject to risks and uncertainties.

Forward-looking statements in this Annual Report on Form 10-K represent our beliefs, projections and predictions about future events. These statements are necessarily subjective and involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievement described in or implied by such statements. Actual results may differ materially from the expected results described in our forward-looking statements, including with respect to the correct measurement and identification of factors affecting our business or the extent of their likely impact, the accuracy and completeness of publicly available information relating to the factors upon which our business strategy is based, or the success of our business. The factors or uncertainties that could cause actual results, performance or achievement to differ materially from forward-looking statements contained in this report can be found in our filings with the Securities and Exchange Commission, including our filings on Form 10-K.

Results of operations- Comparison of the years ended December 31, 2012 and 2011

The following table sets forth our condensed statement of operations data and presentation of that data as amount of change from period-to-period.

	For the year ended December 31,
	2012	2011	Increase/ (Decrease)	% Increase/ (Decrease)

Revenues, net	$269,697	$185,209	$84,488	46%
Cost of goods sold	95,587	103,389	$(7,802)	-8%
Gross profit	174,110	81,820	92,290	113%
	64.6%	44.2%
	59.3%
Operating expenses
Selling, general and administrative	1,020,298	1,150,786	(2,171,084)	-189%
Loss from operating expenses	(846,188)	(1,068,966)	1,915,154	-179%

Other income (expenses)
Other income (expense)	224,639	144,882	79,757
Interest expense	(206,722)	(608,316)	401,594
Total other income (expenses)	17,917	(463,434)	481,351

Net loss	$(828,271)	$(1,532,399)	704,128	-45.95%

Revenue

We generate revenue primarily through the sale of Model 615 and related accessories and complimentary products through distribution partners and dealers.  Revenue and percentage changes for the years ended December 31, 2012 and 2011, respectively, are as follows:

	For the year ended December 31,
	2012	2011	Increase/ (Decrease)	% Increase/ (Decrease)

Revenues, net	$269,697	$185,209	$84,488	45.6%

Revenues increased during the twelve months ended December 31, 2012 primarily due to an increase in product sales in the United States as well as international territories.

Gross Profit

Gross profit as a percent of revenue was 64.6% and 44.2% for the years ended December 31, 2012 and 2011, respectively. This increase was primarily due to the combined effect of an increase in service revenues, and an increase in product gross margins.

Marketing and Sales Expenses

Marketing and sales expenses consisted primarily of personnel-related costs, including sales commissions, and the costs of marketing programs aimed at increasing revenue, such as advertising, trade shows, public relations, investor relations and other market development and investor awareness programs. Marketing and sales expenses and percentage changes for the years ended December 31, 2012 and 2011, respectively, are as follows:
	For the year ended December 31,
	2012	2011	Increase/ (Decrease)	% Increase/ (Decrease)

Marketing and sales expenses	$76,427	$15,141	$61,286	405%

The increase in marketing and sales expenses for the twelve months ended December 31, 2012 was primarily as a result of an increase in expenses associated with marketing and awareness building of our products and investor relations expenses.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for executive, administrative and production personnel, including stock-based compensation. Other general and administrative expenses include facility costs, legal and accounting services, other professional services, and consulting fees. General and administrative expenses and percentage changes for the years ended December 31, 2012 and 2011, respectively, are as follows:

	For the year ended December 31,
	2012	2011	Increase/ (Decrease)	% Increase/ (Decrease)

General and administrative expense	$943,872	$1,094,374	$(150,502)	-14%

The decrease in general and administrative expenses for the twelve months ended December 31, 2012 was primarily as a result of a decrease in depreciation expense and employee stock option expense, offset by an increase in amortization expense. The decrease in employee stock option expense was primarily due to options forfeitures.

Research and Development Expense

Costs associated with research and development increased to $25,816 from $260 in the years ended December 31, 2012 and 2011, respectively, primarily due to an increase in costs associated with laboratory testing and new product development.

Interest expense

Interest expense decreased approximately $401,596 in the twelve months ended December 31, 2012, primarily due to a decrease in amortization expense related to debt discount amortization and the amortization of warrant fair values in connection with convertible notes. We had approximately $189,611 in non-cash amortization expense related to convertible notes in 2012, as compared to approximately $546,104 in non-cash amortization expense related to convertible notes in 2011. We incurred other non-cash interest expenses of $16,430 and $57,845 in 2012 and 2011, respectively, related to stated, accrued but unpaid interest on convertible loans.

Interest expenses and percentage changes for the years ended December 31, 2012 and 2011, respectively, are as follows:
	For the year ended December 31,
	2012	2011	Increase/ (Decrease)	% Increase/ (Decrease)

Interest expense:
Amortization of debt discount and warrant fair values related to convertible notes	$189,611	$546,104	$(356,493)	-65%
Other Interest	17,110	62,213	$(45,104)	-72%
Total interest expense	$206,720	$608,316	$(401,596)	-66%

Other income and expense

During the twelve months ended December 31, 2012, other income increased approximately $79,757 compared to the same period in the prior year. This increase was primarily due to the receipt of an economic incentive in the amount of $39,000 from the Frisco Economic Development Corporation, and gains recognized from the impairment of certain accounts payable and notes payable.

Liquidity, capital resources and plan of operation

We have incurred losses since our inception and as of December 31, 2012 we had an accumulated deficit of approximately $14,258,667 and a deficit in stockholders equity of approximately $652,125. We expect to continue to incur losses until we generate sufficient revenue to offset our expenses, and we anticipate that we will continue to incur net losses for the foreseeable future. We expect to incur increased expenses related to our anticipated growth, as well as the development and commercialization of other product candidates and, as a result, we will need to generate significant net product sales, royalty and other revenues to achieve profitability.

Liquidity

Since inception, we have been engaged primarily in technology and product research and development, investigating markets for our products, developing manufacturing and supply chain partners, developing our production capability, and developing distribution, licensing and other channel relationships.  In the course of funding these activities, we have sustained operating losses since inception and have an accumulated deficit of $14,258,667 at December 31, 2012.  We have financed our operations since inception through the issuance of debt and equity securities and loans and advances from stockholders. We had $253,346 and $315,833 of total current assets and negative working capital of $1,536,239 and $2,244,219 as of December 31, 2012 and 2011, respectively. We had a cash balance of approximately $13,514 as of December 31, 2012, as compared to $65,118 as of December 31, 2011.  Our funds are kept in financial institutions located in the United States of America.

We generally provide our customers with terms of up to 30 days on our accounts receivable.  In some cases we require prepayment, depending on history or credit review.  Further, we generally require pre-payment on orders shipped to international destinations.  Our accounts receivable, net of allowances for sales returns and allowance for doubtful accounts, were $18,487 and $2,758 as at December 31, 2012 and December 31, 2011, respectively.

We had total notes payable of $474,661 and $2,727,449 as of December 31, 2012 and December 31, 2011, respectively.  The decrease in total notes payable was primarily due to the combined effect of a decrease in current notes payable, from $1,565,059 at December 31, 2011 to $398,589 at December 31, 2012, and a decrease in long term notes payable from $1,162,390 at December 31, 2011 to $76,072 at December 31, 2012. These decreases are primarily due to the conversion of convertible subordinated promissory notes totaling $2,433,850 at an aggregate conversion price of $1.42 per share, primarily related to the JTR/Agave conversions and the conversion of the Sinacola First Landlord Note and the Sinacola Second Landlord Note.

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

Effective December 1, 2012 we received the performance credit from the FEDC in the amount of $39,000 pursuant to the Amended and Restated Performance Agreement. The unamortized discount at December 31, 2012 was $40,340, and the net amount of the Frisco Note as at December 31, 2012 was $107,660.

Future principal payments of the Frisco Note payable are as follows:

2013	44,000
2014	52,000
2015	52,000
$148,000

During 2013, we will need additional capital to market and sell our products, and to further develop and enhance our current product offerings, introduce new products and address unanticipated competitive threats, technical problems, economic conditions or other requirements.  We estimate that we will require approximately $2.43 million over the next 12 months to remain viable.  There is no assurance that we will be successful in raising this additional capital or in achieving profitable operations.  Additional equity financing may involve substantial dilution to our then existing stockholders.  In the event we are unable to raise additional capital, we may be required to substantially reduce or curtail our activities.

In estimating the needed amount, the following assumptions were made:
●	There are no deferments of accounts payable or exchange of rent expense for equity; and
●	There are no refinancings of our debt obligations.

The following table sets out the major components of our estimates of cash needs over the next 12 months to remain viable, subject to the above assumptions:

Accounts Payable & Accrued Expenses	$652,125
Capital leases - current	296,116
Notes payable- current	398,589

Subtotal	$1,290,360

Rent expense	202,500
Insurance & taxes	38,000
Regulatory compliance costs	100,000
Salaries & wages	550,000
Inventory	125,000
General corporate expenses	125,000

Subtotal	$1,140,500

Total estimate	$2,430,860

Our business is relatively new, and we are not aware of any material trends that are at least likely to impact our financial condition, liquidity and results of operation.

Going Concern

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow from operations to meet our obligations on a timely basis and/or obtain financing as may be required.  As of December 31, 2012 and 2011, we have incurred net losses from operations and had stockholders’ deficits of $14,258,667 and $13,430,659, respectively, since inception.  We had a working capital deficit of $1,536,239 as of December 31, 2012 and $2,244,219 as of December 31, 2011. We have had limited revenues from the marketing of our primary product, the OxySure Model 615 as we are early in its commercialization and it currently operates in this single industry segment.  These factors raise significant doubt about our ability to continue as a going concern.

During the next 12 months, our foreseeable cash requirements will relate to continual development of the operations of our business, maintaining our good standing and making the requisite filings with the Securities and Exchange Commission, and the payment of expenses associated with reviewing or investigating any potential business ventures.  We may experience a cash shortfall and may be required to raise additional capital. Historically, we have relied upon internally generated funds and funds from the sale of shares of stock and loans and advances from our shareholders and private investors to finance our operations and growth. We may raise additional capital through future public or private offerings of our stock or through loans from investors, although there can be no assurance that we will be able to obtain such financing.  Our failure to do so could have a material and adverse effect upon us and our shareholders.

We have a series of plans to mitigate the going concern:

1.	Management is seeking additional sources of equity and/or debt financing on terms that are reasonable for us; however, there is no assurance that any such additional funding will be available.

2.
We anticipate that sales during 2013 and 2014 from existing markets will grow, and we believe that we will be able to generate sales from new markets. Existing markets include education customers such as schools, school districts and colleges, and commercial customers such as manufacturing facilities, churches and other commercial venues. New markets will include, but not be limited to, government customers and new international territories and markets.

3.
We plan to increase our market penetration through the addition of new distributors, both the US and outside the US during 2013 and beyond. We also plan to increase the number of sub-distributors and sales agents we will appoint in the U.S. to sell our products.

4.	We plan to continue to diversify our product range through the addition of complementary products and solutions. Some of these products will be sourced from third party manufacturers and suppliers.

5.	We may seek or consider strategic business combinations with other companies to complement our resources and create synergies.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	For the year ended December 31,
	2012	2011
Net cash used in operating activities	(120,457)	(689,461)
Net cash used in investing activities	(36,048)	(44,808)
Net cash provided by financing activities	104,901	759,500

Net cash used in operating activities.  Net cash used in operating activities was $(120,457) and $(689,461) for the years ended December 31, 2012 and 2011, respectively. The improvement in cash flows from the operating activities was due primarily to the combined effects of a reduction in net loss and an improvement in amortization expense.

Net cash used in investing activities. Net cash used in investing activities was $(36,048) and $(44,808) for the years ended December 31, 2012 and 2011, respectively. The decrease in cash used for investing activities was due primarily to a decrease in cash used to acquire other assets, offset by an increase in cash used for property and equipment.

Net cash provided by financing activities. Net cash provided by financing activities was $104,901 and $759,500 for the years ended December 31, 2012 and 2011, respectively. The decrease in net cash provided by financing activities was due primarily to a decrease in net loan proceeds, offset by an increase in cash received from the exercise of common stock options and warrants.

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

OxySure Systems, Inc. (OXYS: OTCQB) (the “Company,” “OSI,” “we,” “us,” or “our”) was incorporated on January 15, 2004 as a Delaware corporation. The Company is located in Frisco, Texas and is a medical technology company that focuses on the design, manufacture and distribution of specialty respiratory and emergency medical solutions. The company pioneered a safe and easy to use solution to produce medically pure (USP) oxygen from inert powders. The company owns nine (9) issued patents and patents pending on this technology which makes the provision of emergency oxygen safer, more accessible and easier to use than traditional oxygen provision systems. OxySure's products improve access to emergency oxygen that affects the survival, recovery and safety of individuals in several areas of need: (1) Public and private places and settings where medical emergencies can occur; (2) Individuals at risk for cardiac, respiratory or general medical distress needing immediate help prior to emergency medical care arrival; and (3) Those requiring immediate protection and escape from exposure situations or oxygen-deficient situations in industrial, mining, military, or other "Immediately Dangerous to Life or Health" (IDLH) environments.

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

While the Company has effectively managed its working capital deficit the going concern risk remains an issue for the company to manage.  The Company has implemented, and plans to further implement several different strategies in order to help the Company ease the going concern issue.  Refer to Note 15, “Going concern” of the Notes to Financial Statements for a partial list of the Company’s plans to mitigate the going concern issue.

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

Deferred Revenue and Income - We defer revenue and income when we invoice a customer or a customer makes a payment and the requirements of revenue recognition have not been met (i.e. persuasive evidence of an arrangement exists, shipment from a company warehouse has occurred, the price is fixed or determinable and collectability is reasonably assured). Deferred Revenue was $499,225 and $421,713 for the years ended December 31, 2012 and 2011 respectively.

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

At December 31, 2012 inventories consisted of the following:

December 31, 2012

Parts inventory	$105,647
Work in process	76,106
Finished goods	39,591
Total inventories	$221,345

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

Property and Equipment – Property and equipment are recorded at cost with depreciation and amortization provided over the shorter of the remaining lease term or the estimated useful life of the improvement ranging from three to seven years. Renewals and betterments that materially extend the life of an asset are capitalized. Expenditures for maintenance and repairs are charged to expense when incurred. Furniture and fixtures are depreciated over five years. Machinery and equipments are depreciated over five to seven years. Software is depreciated over three years.  Leasehold improvements are computed using the shorter of the estimated useful lives of the assets or the lease terms.  Depreciation expense was $138,936 and $174,173 for the years ended December 31, 2012 and 2011, respectively.

Other Long-Lived Assets – We have two types of intangible assets – patents and trademarks. Intangible assets are carried at cost, net of accumulated amortization.

Amortization expense for patents and trademarks was $29,861 and $29,566 for the years ended December 31, 2012 and 2011, respectively.

Intangible assets with definite useful lives and other long-lived assets are tested for impairment if certain impairment indicators are identified.  Management evaluates the recoverability of its identifiable intangible assets in accordance with applicable accounting guidance, which requires the assessment of these assets for recoverability when events or circumstances indicate a potential impairment exists. Certain events and circumstances we considered in determining whether the carrying value of identifiable intangible assets may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; and changes in its business strategy.  In determining if impairment exists, we estimate the undiscounted cash flows to be generated from the use and ultimate disposition of these assets.  If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Impairment charges for patents were $0 for each of the years ended December 31, 2012 and 2011.

Other Assets – We record Other Assets net of accumulated amortization. During 2012 we recorded total deferred loan costs in the amount of $249,723. Amortization expense for Other Assets was $24,972 and $0 for the years ended December 31, 2012 and 2011, respectively.

Capitalization of software: The Company accounts for internal-use software and website development costs, including the development of its partner marketplaces in accordance with ASC 350-50 (Intangibles – Website cost). The Company capitalizes internal costs consisting of payroll and direct payroll-related costs of employees who devote time to the development of internal-use software, as well as any external direct costs. It amortizes these costs over their estimated useful lives, which typically range between three to five years. The Company’s judgment is required in determining the point at which various projects enter the stages at which costs may be capitalized, in assessing the ongoing value of the capitalized costs, and in determining the estimated useful lives over which the costs are amortized. The estimated life is based on management’s judgment as to the product life cycle.

Allowance for Doubtful Accounts - We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make payments.  We periodically review these allowances, including an analysis of the customers’ payment history and information regarding the customers’ creditworthiness.  Actual write-offs have not been materially different from the estimated allowance. We recorded bad debt expense of $1,376 and $0 for the years ended December 31, 2012 and 2011, respectively.

Research and Development Costs – Costs associated with the development of our products are charged to expense as incurred.  $25,816 and $260 were incurred in the years ended December 31, 2012 and 2011, respectively.

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

The expected term is based on the observed and expected time to exercise and post-vesting cancellations of options by employees.  Upon the adoption of the accounting guidance, we continued to use historical volatility in deriving its expected volatility assumption as allowed under GAAP because we believe that future volatility over the expected term of the stock options is not likely to differ materially from the past. The risk-free interest rate assumption is based on 5-year U.S Treasury zero-coupon rates appropriate for the expected term of the stock options. The expected dividend assumption is based on the history and expectation of dividend payouts.  The fair values generated by the Black-Scholes model may not be indicative of the actual fair values of the equity awards, as we do not consider other factors important to those awards to employees, such as continued employment, periodic vesting requirements and limited transferability.  The amount of stock based compensation expenses is net of an estimated forfeiture rate, which is also based on historical data. For the years ended December 31, 2012 and 2011, stock based compensation expense was approximately $7,999 and $104,419 respectively, which consisted primarily of stock-based compensation expense related to stock options recognized under GAAP issued to the employees.

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees. In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services to be provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined. We recognize this expense over the period in which the services are provided. For the years ended December 31, 2012 and 2011, stock based compensation expense was approximately $0 and $29,354 respectively, which consisted primarily of stock-based compensation expense related to stock options and warrants recognized under GAAP issued to consultants and other non-employees.

The following table shows the components of our stock based compensation expense for employees, consultants and other non-employees:

	Year ended December 31,
	2012	2011

Common Stock options issued for compensation	$7,999	$104,419
Common Stock options and warrants issued for services	-	29,354

Total	$7,999	$133,773

Shipping and Handling Costs - Shipping and handling charges to customers are included in net revenues, and the associated costs incurred are recorded in cost of revenues.

Advertising Costs - Advertising costs are charged to operations when incurred.  During the years ended December 31, 2012 and 2011 we incurred $76,427 and $15,141 respectively, in advertising and promotion costs.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share follows:

	Year ended December 31,
	2012	2011
Historical net loss per share:

Numerator
Net loss, as reported	(828,271)	(1,532,399)
Less: Effect of amortization of interest expense on convertible notes	-	-
Net loss attributed to common stockholders (diluted)	(828,271)	(1,532,399)

Denominator
Weighted-average common shares outstanding	19,862,088	15,930,327
Effect of dilutive securities	-	-
Denominator for diluted net loss per share	19,862,088	15,930,327
Basic and diluted net loss per share	$(0.04)	$(0.10)

The following outstanding options, warrants, convertible preferred shares and convertible note shares were excluded from the computation of basic and diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect.

	Year ended December 31,
	2012	2011

Options to purchase common stock	1,461,096	1,852,204
Warrants to purchase common stock	1,877,034	2,842,983
Common shares issuable upon conversion of convertible preferred stock	998,875	3,814,249
Convertible note shares outstanding	350,560	1,962,935

Restatements and Reclassifications - Certain financial statement items have been reclassified to conform to the current year’s presentation.

Recent Accounting Pronouncements

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310) A Creditors Determination of Whether a Restructuring Is a Troubled Debt Restructuring.”  The update clarifies the guidance on a creditors evaluation of whether it has granted a concession as well as clarifying the guidance when a creditor’s evaluation of whether a debtor is experiencing financial difficulties.  The guidance clarifies when a Company should record impairment due to concessions or the financial difficulties of the debtor.  The new standard is effective for fiscal years and interim periods ending after June 15, 2011.  The guidance should be applied retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption.  The adoption did not have a material effect on our consolidated financial position or results of operations.

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860) Reconsideration of Effective Control for Repurchase Agreements.”  ASU 2011-03 applies to transactions where the seller transfers financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity.  The amendments in this guidance remove from the assessment of effective control the criteria requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms even in the event of default by the transferee and the collateral maintenance guidance related to that criterion.  The new standard is effective for fiscal years and interim periods ending after December 15, 2011 and should be applied on a prospective basis. The adoption did not have a material effect on our consolidated financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.”  The amendment results in a consistent definition of fair value and ensures the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards (“IFRS”). This amendment changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This amendment will be effective for the Company on January 1, 2012. The adoption did not have a material effect on our consolidated financial position or results of operations.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-05, “Comprehensive Income (Topic 220), and Presentation of Comprehensive Income.”  ASU 2011-05 amends the presentation of other comprehensive income and the Statement of Consolidated Operations. Under this amendment, entities will be required to present the total of comprehensive income, the components of net income,  and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of which reporting option is selected, the Company is required to present on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented.   The current option to report other comprehensive income and its components in the statement of changes in equity has been eliminated. This amendment will be effective for the Company on January 1, 2012 and full retrospective application is required. The amendment did not have a material impact on our financial statements.

Effecting certain sections covered under ASU 2011-05, in December, 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220),” Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in ASU 2011-05.”  The pronouncement is effective for fiscal years and interim periods beginning January 1, 2012 with retrospective application for all comparative periods presented.  The Company’s adoption of the new standard did not have a material effect on our consolidated financial position or results of operations.

In September 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350), Testing Goodwill for Impairment.”  ASU 2011-08 amends the required annual impairment testing of goodwill by providing an entity an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing the totality of events and circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test under Topic 350-24 and Topic 350-20-35-9 is unnecessary.  However, if an entity concludes otherwise, then it is required to perform the impairment testing under Topic 350-24 by calculating the fair value of the reporting unit and comparing the results with the carrying amount.  If the fair value exceeds the carrying amount, then the entity must perform the second step test of measuring the amount of the impairment test under Topic 350-20-35-9.

An entity has the option to bypass the qualitative assessment and proceed directly to the two step goodwill impairment test.  Additionally, the entity has the option to resume with the qualitative testing in any subsequent period.  The amendment became effective for the Company on January 1, 2012 and did not have a material effect on our consolidated financial position or results of operations.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities.”  The guidance in this update requires us to disclose information about offsetting and related arrangements to enable users of our financial statements to understand the effect of those arrangements on our financial position.  The pronouncement is effective for fiscal years and interim periods beginning on or after January 1, 2013 with retrospective application for all comparative periods presented.  Our adoption of the new standard is not expected to have a material effect on our consolidated financial position or results of operations.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OXYSURE SYSTEMS, INC.
INDEX TO FINANCIAL STATEMENTS

SAM KAN & COMPANY 1151 Harbor Bay Pkwy., Suite 202 Alameda, CA 94502 Phone: 510 .355 .0492 Fax: 866 .828 .1446 http://www .skancpa .com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
OxySure Systems, Inc.
Frisco, Texas

We have audited the accompanying balance sheet of OxySure Systems, Inc. (hereinafter the "Company") as of December 31, 2012 and 2011, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial  statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to from the above presented fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended were in conformity with U .S . generally accepted accounting principles.

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

/s/ Sam Kan & Company
Sam Kan & Company

April 1, 2013

Alameda, California

OXYSURE SYSTEMS INC.
BALANCE SHEETS

	December 31,
	2012	2011

ASSETS
Current assets
Cash and cash equivalents	$13,514	$65,118
Accounts receivable, net of allowances for sales returns and allowance for doubtful accounts	18,487	2,758
Inventories	221,345	247,956
Prepaid expenses and other current assets	-	-
Total current assets	253,346	315,833

Property and equipment, net	27,599	133,659
Intangible assets, net	418,479	445,168
Other assets	516,373	53,274

TOTAL ASSETS	$1,215,797	$947,934

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$595,655	$245,340
Capital leases - current	296,116	327,939
Notes payable - current	398,589	1,565,059
Deferred revenue	499,225	421,713
Total current liabilities	1,789,585	2,560,051

Long-term liabilities
Capital leases	$2,265	$2,632
Notes payable	76,072	1,162,390
Total long-term liabilities	78,337	1,165,022

TOTAL LIABILITIES	1,867,922	3,725,073

COMMITMENTS AND CONTINGENCY (NOTE 9)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.0005 per share; 25,000,000 shares authorized;
818,750 Series A convertible preferred shares issued and outstanding as of December 31, 2012 and 3,126,434 shares issued and outstanding as of December 31, 2011.	409	1,563
Common stock, par value $0.0004 per share; 100,000,000 shares authorized;
22,548,678 shares of voting common stock issued and outstanding as of December 31, 2012 and 16,519,865 shares issued and outstanding as of December 31, 2011.	9,016	6,608
Additional Paid-in Capital	13,597,117	10,645,347
Accumulated deficit	(14,258,667)	(13,430,659)

TOTAL STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME	(652,125)	(2,777,139)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,215,797	$947,934

See accompanying notes to financial statements

OXYSURE SYSTEMS INC.
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

	For the year ended December 31,
	2012	2011

Revenues, net	$269,697	$185,209
Cost of goods sold	95,587	103,389
Gross profit	174,110	81,820

Operating expenses
Selling, general and administrative	1,020,298	1,150,786
Loss from operating expenses	(846,188)	(1,068,966)

Other income (expenses)
Other income (expense)	224,639	144,882
Interest expense	(206,722)	(608,316)
Total other income (expenses)	17,917	(463,434)

Net loss	(828,271)	(1,532,399)

Accumulated deficit - beginning of the period	(13,430,659)	(11,898,260)
Prior period adjustments	263	-

Accumulated deficit - end of the period	$(14,258,667)	$(13,430,659)

Basic net income (loss) per common share	$(0.04)	$(0.10)
Diluted net income (loss) per common share	$(0.04)	$(0.10)

Weighted average common shares outstanding:
Basic	19,862,088	15,930,327
Diluted	19,862,088	15,930,327

See accompanying notes to financial statements

OXYSURE SYSTEMS, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	Convertible
	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Warrant Issuance	Additional Paid-in Capital - Preferred Stock	Additional Paid-in Capital - Warrants and Options	Additional Paid-in Capital	Deficit Accumulated	Accumulated Other Comprehensive Income/ (Loss)	Total Stockholders' Equity (Deficit)

Balance as of December 31, 2010	3,126,434	$1,563	15,724,816	$6,290	167,750	$3,214,401	$3,909,615	$2,272,674	$(11,898,260)	$-	$(2,325,966)
			-	-	-		-	-	-		-
- Common stock options exercised			34,750	14	-		-	21,246	-		21,260
- Common stock warrants exercised			294,330	118	(35,000)		-	36,992	-		2,110
- Common stock issued upon conversion of convertible notes			465,969	186	-		-	465,783	-		465,969
- Common stock options issued for compensation			-	-			104,419	-	-		104,419
- Common stock options and warrants issued for services			-	-			29,354	-	-		29,354
- Common stock warrants issued in connection with convertible loans			-	-			458,114	-	-		458,114
									-		-
Net Loss for year ending December 31, 2011									(1,532,399)		(1,532,399)

Balance as of December 31, 2011	3,126,434	$1,563	16,519,865	$6,608	132,750	$3,214,401	$4,501,501	$2,796,695	$(13,430,659)	$-	$(2,777,139)

- Common stock options exercised			374,808	146				98,138			98,284
- Common stock warrants exercised			882,616	353	(85,000)			90,753			6,106
- Common stock issued upon conversion of convertible preferred stock	(2,307,684)	(1,154)	2,815,374	1,126		(2,306,530)		2,306,558			(0)
- Common stock issued upon conversion of convertible notes			1,711,952	685				2,433,165			2,433,850
- Common stock issued for cash			68,889	28				41,222			41,250
- Common stock issued for services			97,500	39				20,709			20,748
- Common stock issued in connection with the acquisition of assets			77,674	31				95,031			95,062
- Common stock options issued for compensation							7,999				7,999
- Common stock options and warrants issued for services							-				-
- Common stock warrants issued in connection with deferred loan costs							16,913	232,810			249,723
- Common stock warrants issued in connection with convertible loans							-				-
- Prior period adjustment: correction to accounting error									263		263

Net Loss for year ending December 31, 2012									(828,271)		(828,271)

Balance as of December 31, 2012	818,750	$409	22,548,678	$9,016	47,750	$907,871	$4,526,413	$8,115,081	$(14,258,667)	$-	$(652,125)

See accompanying notes to financial statements

OXYSURE SYSTEMS INC.
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(828,271)	$(1,532,399)
Adjustments to reconcile net loss to net
cash used in operating activities
Depreciation	138,936	174,173
Amortization of intangible assets	54,834	29,766
Prior period adjustment	263	-
Amortization of debt discount and warrant fair values related to convertible loans	189,611	546,104
Changes in deferred rent and leasehold improvement allowance	65,079	(18,106)
Issuance of common stock options to employees as
compensation	7,999	104,419
Issuance of common stock options and warrants in exchange
for services	20,748	29,354
Changes in current assets and liabilities
Accounts receivable	(15,729)	(2,409)
Inventory	26,611	(20,265)
Prepaid expenses and other current assets	-	(40,666)
Accounts payable and accrued liabilities	141,950	(125,491)
Deferred revenue	77,512	166,058

NET CASH USED IN OPERATING ACTIVITIES	(120,457)	(689,461)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of intangible assets	(3,172)	(1,231)
Other assets	-	(40,142)
Purchases of property and equipment	(32,876)	(3,435)

NET CASH USED IN INVESTING ACTIVITIES	(36,048)	(44,808)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan proceeds, net	(8,549)	763,940
Payment of capital leases	(32,190)	(27,810)
Issuance of common stock for cash	41,250	-
Proceeds from exercise of common stock options and warrants	104,392	23,370

NET CASH PROVIDED BY FINANCING ACTIVITIES	104,901	759,500

Net change in cash and cash equivalents	(51,604)	25,231

Cash and cash equivalents, at beginning of period	65,118	39,887

Cash and cash equivalents, at end of period	$13,514	$65,118

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$679	$4,368
Income taxes	$-	$-

Supplemental non-cash investing and financing activities:
Promissory subordinated convertible notes issued in connection with rent satisfaction agreements	$-	$200,100
Issuance of common stock upon conversion of convertible notes	$2,433,850	$465,969
Issuance of common stock warrants in connection with convertible notes	$-	$458,114
Issuance of common stock upon conversion of preferred stock	$2,307,684	$-
Website development with financing arrangement	$143,286	$-
Issuance of common stock for assets acquired	$95,062	$-
Issuance of common stock in connection with deferred loan costs	$249,723	$-

See accompanying notes to financial statements

OXYSURE® SYSTEMS, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

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

OxySure Systems, Inc. (OXYS: OTCQB) (the “Company,” “OSI,” “we,” “us,” or “our”) was incorporated on January 15, 2004 as a Delaware corporation. The Company is located in Frisco, Texas and is a medical technology company that focuses on the design, manufacture and distribution of specialty respiratory and emergency medical solutions. The company pioneered a safe and easy to use solution to produce medically pure (USP) oxygen from inert powders. The company owns nine (9) issued patents and patents pending on this technology which makes the provision of emergency oxygen safer, more accessible and easier to use than traditional oxygen provision systems. OxySure's products improve access to emergency oxygen that affects the survival, recovery and safety of individuals in several areas of need: (1) Public and private places and settings where medical emergencies can occur; (2) Individuals at risk for cardiac, respiratory or general medical distress needing immediate help prior to emergency medical care arrival; and (3) Those requiring immediate protection and escape from exposure situations or oxygen-deficient situations in industrial, mining, military, or other "Immediately Dangerous to Life or Health" (IDLH) environments.

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

While the Company has effectively managed its working capital deficit the going concern risk remains an issue for the company to manage.  The Company has implemented, and plans to further implement several different strategies in order to help the Company ease the going concern issue.  Refer to Note 15, “Going concern” of the Notes to Financial Statements for a partial list of the Company’s plans to mitigate the going concern issue.

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

OXYSURE® SYSTEMS, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2012 AND 2011

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

Deferred Revenue and Income - We defer revenue and income when we invoice a customer or a customer makes a payment and the requirements of revenue recognition have not been met (i.e. persuasive evidence of an arrangement exists, shipment from a company warehouse has occurred, the price is fixed or determinable and collectability is reasonably assured). Deferred Revenue was $499,225 and $421,713 for the years ended December 31, 2012 and 2011 respectively.

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

At December 31, 2012 inventories consisted of the following:

December 31, 2012

Parts inventory	$105,647
Work in process	76,106
Finished goods	39,591
Total inventories	$221,345

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

OXYSURE® SYSTEMS, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2012 AND 2011

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

Property and Equipment – Property and equipment are recorded at cost with depreciation and amortization provided over the shorter of the remaining lease term or the estimated useful life of the improvement ranging from three to seven years. Renewals and betterments that materially extend the life of an asset are capitalized. Expenditures for maintenance and repairs are charged to expense when incurred. Furniture and fixtures are depreciated over five years. Machinery and equipments are depreciated over five to seven years. Software is depreciated over three years.  Leasehold improvements are computed using the shorter of the estimated useful lives of the assets or the lease terms.  Depreciation expense was $138,936 and $174,173 for the years ended December 31, 2012 and 2011, respectively.

Other Long-Lived Assets – We have two types of intangible assets – patents and trademarks. Intangible assets are carried at cost, net of accumulated amortization.

OXYSURE® SYSTEMS, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2012 AND 2011

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Amortization expense for patents and trademarks was $29,861 and $29,566 for the years ended December 31, 2012 and 2011, respectively.

Intangible assets with definite useful lives and other long-lived assets are tested for impairment if certain impairment indicators are identified.  Management evaluates the recoverability of its identifiable intangible assets in accordance with applicable accounting guidance, which requires the assessment of these assets for recoverability when events or circumstances indicate a potential impairment exists. Certain events and circumstances we considered in determining whether the carrying value of identifiable intangible assets may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; and changes in its business strategy.  In determining if impairment exists, we estimate the undiscounted cash flows to be generated from the use and ultimate disposition of these assets.  If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Impairment charges for patents were $0 for each of the years ended December 31, 2012 and 2011.

Other Assets – We record Other Assets net of accumulated amortization. During 2012 we recorded total deferred loan costs in the amount of $249,723. Amortization expense for Other Assets was $24,972 and $0 for the years ended December 31, 2012 and 2011, respectively.

Capitalization of software: The Company accounts for internal-use software and website development costs, including the development of its partner marketplaces in accordance with ASC 350-50 (Intangibles – Website cost). The Company capitalizes internal costs consisting of payroll and direct payroll-related costs of employees who devote time to the development of internal-use software, as well as any external direct costs. It amortizes these costs over their estimated useful lives, which typically range between three to five years. The Company’s judgment is required in determining the point at which various projects enter the stages at which costs may be capitalized, in assessing the ongoing value of the capitalized costs, and in determining the estimated useful lives over which the costs are amortized. The estimated life is based on management’s judgment as to the product life cycle.

Allowance for Doubtful Accounts - We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make payments.  We periodically review these allowances, including an analysis of the customers’ payment history and information regarding the customers’ creditworthiness.  Actual write-offs have not been materially different from the estimated allowance. We recorded bad debt expense of $1,376 and $0 for the years ended December 31, 2012 and 2011, respectively.

Research and Development Costs – Costs associated with the development of our products are charged to expense as incurred.  $25,816 and $260 were incurred in the years ended December 31, 2012 and 2011, respectively.

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

OXYSURE® SYSTEMS, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2012 AND 2011

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The expected term is based on the observed and expected time to exercise and post-vesting cancellations of options by employees.  Upon the adoption of the accounting guidance, we continued to use historical volatility in deriving its expected volatility assumption as allowed under GAAP because we believe that future volatility over the expected term of the stock options is not likely to differ materially from the past. The risk-free interest rate assumption is based on 5-year U.S Treasury zero-coupon rates appropriate for the expected term of the stock options. The expected dividend assumption is based on the history and expectation of dividend payouts.  The fair values generated by the Black-Scholes model may not be indicative of the actual fair values of the equity awards, as we do not consider other factors important to those awards to employees, such as continued employment, periodic vesting requirements and limited transferability.  The amount of stock based compensation expenses is net of an estimated forfeiture rate, which is also based on historical data. For the years ended December 31, 2012 and 2011, stock based compensation expense was approximately $7,999 and $104,419 respectively, which consisted primarily of stock-based compensation expense related to stock options recognized under GAAP issued to the employees.

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees. In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services to be provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined. We recognize this expense over the period in which the services are provided. For the years ended December 31, 2012 and 2011, stock based compensation expense was approximately $0 and $29,354 respectively, which consisted primarily of stock-based compensation expense related to stock options and warrants recognized under GAAP issued to consultants and other non-employees.

OXYSURE® SYSTEMS, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2012 AND 2011

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table shows the components of our stock based compensation expense for employees, consultants and other non-employees:

	Year ended December 31,
	2012	2011

Common Stock options issued for compensation	$7,999	$104,419
Common Stock options and warrants issued for services	-	29,354

Total	$7,999	$133,773

Shipping and Handling Costs - Shipping and handling charges to customers are included in net revenues, and the associated costs incurred are recorded in cost of revenues.

Advertising Costs - Advertising costs are charged to operations when incurred.  During the years ended December 31, 2012 and 2011 we incurred $76,427 and $15,141 respectively, in advertising and promotion costs.

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

OXYSURE® SYSTEMS, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2012 AND 2011

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share follows:

	Year ended December 31,
	2012	2011
Historical net loss per share:

Numerator
Net loss, as reported	(828,271)	(1,532,399)
Less: Effect of amortization of interest expense on convertible notes	-	-
Net loss attributed to common stockholders (diluted)	(828,271)	(1,532,399)

Denominator
Weighted-average common shares outstanding	19,862,088	15,930,327
Effect of dilutive securities	-	-
Denominator for diluted net loss per share	19,862,088	15,930,327
Basic and diluted net loss per share	$(0.04)	$(0.10)

The following outstanding options, warrants, convertible preferred shares and convertible note shares were excluded from the computation of basic and diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect.

	Year ended December 31,
	2012	2011

Options to purchase common stock	1,461,096	1,852,204
Warrants to purchase common stock	1,877,034	2,842,983
Common shares issuable upon conversion of convertible preferred stock	998,875	3,814,249
Convertible note shares outstanding	350,560	1,962,935

Restatements and Reclassifications - Certain financial statement items have been reclassified to conform to the current year’s presentation.

OXYSURE® SYSTEMS, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2012 AND 2011

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310) A Creditors Determination of Whether a Restructuring Is a Troubled Debt Restructuring.”  The update clarifies the guidance on a creditors evaluation of whether it has granted a concession as well as clarifying the guidance when a creditor’s evaluation of whether a debtor is experiencing financial difficulties.  The guidance clarifies when a Company should record impairment due to concessions or the financial difficulties of the debtor.  The new standard is effective for fiscal years and interim periods ending after June 15, 2011.  The guidance should be applied retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption.  The adoption did not have a material effect on our consolidated financial position or results of operations.

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860) Reconsideration of Effective Control for Repurchase Agreements.”  ASU 2011-03 applies to transactions where the seller transfers financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity.  The amendments in this guidance remove from the assessment of effective control the criteria requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms even in the event of default by the transferee and the collateral maintenance guidance related to that criterion.  The new standard is effective for fiscal years and interim periods ending after December 15, 2011 and should be applied on a prospective basis. The adoption did not have a material effect on our consolidated financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.”  The amendment results in a consistent definition of fair value and ensures the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards (“IFRS”). This amendment changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This amendment will be effective for the Company on January 1, 2012. The adoption did not have a material effect on our consolidated financial position or results of operations.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-05, “Comprehensive Income (Topic 220), and Presentation of Comprehensive Income.”  ASU 2011-05 amends the presentation of other comprehensive income and the Statement of Consolidated Operations. Under this amendment, entities will be required to present the total of comprehensive income, the components of net income,  and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of which reporting option is selected, the Company is required to present on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented.   The current option to report other comprehensive income and its components in the statement of changes in equity has been eliminated. This amendment will be effective for the Company on January 1, 2012 and full retrospective application is required. The amendment did not have a material impact on our financial statements.

Effecting certain sections covered under ASU 2011-05, in December, 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220),” Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in ASU 2011-05.”  The pronouncement is effective for fiscal years and interim periods beginning January 1, 2012 with retrospective application for all comparative periods presented.  The Company’s adoption of the new standard did not have a material effect on our consolidated financial position or results of operations.

In September 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350), Testing Goodwill for Impairment.”  ASU 2011-08 amends the required annual impairment testing of goodwill by providing an entity an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing the totality of events and circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test under Topic 350-24 and Topic 350-20-35-9 is unnecessary.  However, if an entity concludes otherwise, then it is required to perform the impairment testing under Topic 350-24 by calculating the fair value of the reporting unit and comparing the results with the carrying amount.  If the fair value exceeds the carrying amount, then the entity must perform the second step test of measuring the amount of the impairment test under Topic 350-20-35-9.

OXYSURE® SYSTEMS, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2012 AND 2011

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

An entity has the option to bypass the qualitative assessment and proceed directly to the two step goodwill impairment test.  Additionally, the entity has the option to resume with the qualitative testing in any subsequent period.  The amendment became effective for the Company on January 1, 2012 and did not have a material effect on our consolidated financial position or results of operations.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities.”  The guidance in this update requires us to disclose information about offsetting and related arrangements to enable users of our financial statements to understand the effect of those arrangements on our financial position.  The pronouncement is effective for fiscal years and interim periods beginning on or after January 1, 2013 with retrospective application for all comparative periods presented.  Our adoption of the new standard is not expected to have a material effect on our consolidated financial position or results of operations.

NOTE 2 - BALANCE SHEET COMPONENTS

	December 31,
	2012	2011

Cash and cash equivalents:
Cash	13,514	65,118
Total cash and cash equivalents	$13,514	$65,118

Inventories:
Total inventories	$221,345	$247,956

Accounts Receivable, net of allowances	$18,487	$2,758

Property and equipment, net:
Machinery and equipment	919,736	919,736
Leasehold improvements	547,856	547,856
Computer equipment and furniture and fixtures	236,797	203,922
Software	10,691	10,691
	1,715,080	1,682,204
Accumulated depreciation and amortization	(1,687,481)	(1,548,545)
Total property and equipment, net	$27,599	$133,659

Other Assets:
Deferred loan costs, net	224,751	-
Security deposits	53,274	53,274
Website development, software, URLs	238,348	-
	$516,373	$53,274

Accounts payable and accrued expenses:
Leasehold Improvement Allowance	-	48,969
Accounts payable	70,141	136,263
Accrued interest	-	40,094
Accrued expenses for website and software	143,286	-
Other accrued liabilities	382,228	20,015
Total accounts payable and accrued expenses	$595,655	$245,340

OXYSURE® SYSTEMS, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2012 AND 2011

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

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with applicable accounting guidance. During the years ended December 31, 2012 and 2011 we have had no impairment of intangible assets.

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

The carrying values of our amortized acquired intangible assets as of the December 31, 2012 and 2011, respectively, are as follows:

	December 31, 2012			December 31, 2011
	Gross	Accumulated Amortization and write off	Net	Gross	Accumulated Amortization and write off	Net

Patents	$613,690	$(232,866)	$380,824	$610,518	$(205,694)	$404,824
Trademarks	$45,723	$(8,069)	$37,654	$45,723	$(5,379)	$40,344
	$659,413	$(240,934)	$418,479	$656,241	$(211,073)	$445,168

OXYSURE® SYSTEMS, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2012 AND 2011

NOTE 3 – INTANGIBLE ASSETS (CONTINUED)

As of December 31, 2012, we estimate the future amortization expense of the intangible assets for December 31, 2013, 2014, 2015 and 2016, to be as follows:

2013	$29,957
2014	29,957
2015	29,957
2016	29,957
Thereafter	298,652
$418,479

Due to the nature of the intangible assets, we have amortized the cost of the patents and trademarks over their estimated useful lives. The nature of the estimate did not change from 2011 to 2012. Of the net amount of $418,479 in intangible assets as of December 31, 2012, approximately 91% is in patents and 9% is in trademarks.  Included in the $659,413 gross amount for patents and trademarks is $157,000 acquired from entities controlled by the founder of the Company in January 2004. The remaining $502,413 represents amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of patent and trademark applications.

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

Effective December 1, 2012 we received the performance credit from the FEDC in the amount of $39,000 pursuant to the Amended and Restated Performance Agreement. The unamortized discount at December 31, 2012 was $40,340, and the net amount of the Frisco Note as at December 31, 2012 was $107,660.

Future principal payments of the Frisco Note payable are as follows:
2013	44,000
2014	52,000
2015	52,000
$148,000

OXYSURE® SYSTEMS, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2012 AND 2011

NOTE 4 – NOTES PAYABLE (CONTINUED)

Agave/JTR Subordinated, Convertible Notes.  During March 2008, we completed a $1 million financing package consisting of a promissory note for $750,000 (“First Note”) and a promissory note with a draw down provision for $250,000 (“Second Note”) (collectively, the “Notes”). The Notes are subordinated notes and are due and payable on the earlier of (i) completion of the next financing Round completed by us or (ii) one year after the Notes are issued. In March 2009 the First Note and the Second Note were modified by extending the maturity date in each case to April 15, 2010. On December 31, 2009, the First Note and the Second Note were further modified by extending the maturity date in each case to April 15, 2011.  In August 2010, the First Note and the Second Note were further modified by extending the maturity date in each case to April 15, 2012. In November 2011, the First Note and the Second Note were further modified by extending the maturity date in each case to April 15, 2013. The holder of the First Note is Agave Resources, LLC (“Agave”), and the President of Agave is Donald Reed, one of our Directors.  In connection with the First Note, on April 15, 2008 Agave was also issued penny warrants to purchase 350,000 shares of common stock.  The warrants are immediately exercisable and expire on April 15, 2013.  The holder of the Second Note is JTR Investments, Limited (“JTR”) a company controlled by Julian T. Ross, our founder and CEO.

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

In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from the First Note were allocated based on the relative fair value of the note without the warrant issued in conjunction with the note and of the warrant itself at the time of issuance. We recorded the relative fair value of the warrant issued to Agave in the amount of $346,936 as a debt discount upon issuance, and amortized this debt discount as interest expense over the life of the note.  Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $96,936, at the time of issuance provided to the holder of the note, which was also amortized as interest expense over the life of the note. We recorded interest expense in the amount of $0 for each of the years ended December 31, 2012 and December 31, 2011 in connection with the First Note.

We recorded the relative fair value of the warrant issued to JTR in connection with the Second Note in the amount of $115,587 as a debt discount upon issuance, and expensed this amount as interest expense upon issuance.  Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $32,254, at the time of issuance provided to the holder of the note, which was also expensed as interest expense upon issuance. We recorded interest expense in the amount of $0 for each of the years ended December 31, 2012 and 2011 in connection with the JTR Second Note.

OXYSURE® SYSTEMS, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2012 AND 2011

NOTE 4 – NOTES PAYABLE (CONTINUED)

JTR Senior, Convertible Note. In July, 2008, JTR agreed to provide us with additional working capital to fund continuing operations (the “Senior Note Interim Funding”).  On November 1, 2008 the Board agreed with JTR on the terms of a loan with a draw down provision of up to a maximum of $750,000.  This maximum amount was subsequently increased to $2,000,000. This was a senior note (all the tranches under this facility, collectively, the “JTR Senior Note”) with no interest payable.  All amounts advanced by JTR during the Senior Note Interim Funding were draw downs on the JTR Senior Note.  In connection with the JTR Senior Note, we issued JTR .47 penny warrants for every dollar drawn under this facility.

As of December 31, 2012 and 2011 the total number of penny warrants issued to JTR pursuant to the JTR Senior Note was 572,503 and 572,503 respectively.  The basis for issuing penny warrants in connection with the JTR Senior Note include, but are not limited to, the fact that no interest is payable on the note, the Company’s our ability to attract new investment at the time, market conditions, the terms previously agreed to in connection with the First Note and Second Note, and other factors.  Given these factors, the Board of Directors has deemed the terms of this transaction to be fair.  No third party fairness opinion was obtained in relation to this transaction.

Conversion Rights: At any time on or prior to the Maturity Date all or any portion of the then outstanding Principal Amount and accrued but unpaid interest of this Note may be converted (the "Optional Conversion") into a number of shares of our common stock (the "Optional Conversion Shares") equal to the amount of the then outstanding Principal Amount plus the then accrued but unpaid interest to be converted, divided by the Conversion Price which shall be $1.50 per Optional Conversion Share.

Maturity: The total amount outstanding under the Senior Note was classified as current prior to conversion – Please see “Conversion of First Note, Second Note, and JTR Senior Note” below.

In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from the JTR Senior Note were allocated based on the relative fair values of the notes without the warrants issued in conjunction with the notes and of the warrants themselves at the time of issuance.  We recorded the total relative fair values of the warrants issued to JTR in connection with the JTR Senior Note in the cumulative amount of $567,276 as a debt discount upon each issuance, and expensed each debt discount as interest expense upon issuance of each note tranche.  Additionally, as a result of issuing the warrants with the convertible promissory notes, a beneficial conversion option was recorded as a debt discount on each note reflecting the incremental conversion option intrinsic value benefit totaling $168,641, at the time of each issuance provided to JTR in connection with the JTR Senior Note up to and including December 31, 2012. The debt discount for each issuance under the JTR Senior Note is expensed as interest expense upon each issuance. We recorded interest expenses in the amounts of $0 and $262,554 for the years ended December 31, 2012 and December 31, 2011, respectively, in connection with the JTR Senior Note.

Conversion of First Note, Second Note, and JTR Senior Note: On December 31, 2012 the First Note, Second Note and JTR Senior Note were all converted to common stock at their respective stated conversion prices of $1.50. Pursuant to the conversions, a total of $2,018,656 was converted into a total of 1,345,771 shares of common stock as follows: (i) The First Note in the amount of $750,000 was converted into 500,000 shares of common stock at the stated conversion price of $1.50 per share and the First Note was extinguished; (ii) The balance outstanding under the JTR Senior Note as at December 31, 2012 in the amount of $1,018,656 was converted into 679,104 shares of common stock at the stated conversion price of $1.50 per share and the Senior Note was extinguished; and (iii) The Second Note in the amount of $250,000 was converted into 166,667 shares of common stock at the stated conversion price of $1.50 per share and the Second Note was extinguished.

OXYSURE® SYSTEMS, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2012 AND 2011

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

We issued Sinacola two Promissory Notes pursuant to the 2009 RSA, as follows:

First Landlord Note:  The first note (the “First Landlord Note”) was a subordinated convertible note in the principal amount of $125,000. The First Landlord Note carried no interest and was convertible, at Sinacola’s option, into the common stock of the Company at an exercise price of $1.00 per common share on the maturity date.

Second Landlord Note:  The second note (the “Second Landlord Note”) was a subordinated convertible note in the principal amount of $126,407. The Second Landlord Note carried no interest and was convertible into the common stock of the Company at an exercise price of $1.50 per common share on the maturity date.  However, if the common stock has traded at $1.50 or above for four (4) consecutive weeks on a nationally recognized market (based on daily closing prices) then the Second Landlord Note was convertible at the Company’s option.

Maturity Date – Each of the First Landlord Note and the Second Landlord Note had a maturity date defined as follows:

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

We also issued Sinacola with 163,415 penny warrants pursuant to the 2009 RSA (the “2009 Landlord Warrant”).  The 2009 Landlord Warrant is convertible into 163,415 shares of our common stock, and is exercisable in whole or in part at any time on or before December 31, 2014 at an exercise price of $.01 per share.  In addition, we agreed to modify that certain prior warrant issued to Sinacola on August 23, 2007 (the “2007 Landlord Warrant”).  The 2007 Landlord Warrant provided for Sinacola to purchase 50,000 shares of common stock on or before March 1, 2012 at an exercise price of $2.00 per share.  Pursuant to the 2009 RSA the exercise price of the 2007 Landlord Warrant was modified to $1.00 per share, while all other terms and conditions remained the same. The 2007 Landlord Warrant expired unexercised.

OXYSURE® SYSTEMS, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2012 AND 2011

NOTE 4 – NOTES PAYABLE (CONTINUED)

In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from the First Landlord Note and the Second Landlord Note were allocated based on the relative fair values of the notes without the warrants issued in conjunction with the notes and of the warrants themselves at the time of issuance. We recorded the relative fair value of the warrant issued to First Landlord Note in the amount of $80,521 as a debt discount upon issuance, and amortized this debt discount as interest expense over the life of the note.  Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $44,479, at the time of issuance provided to the holder of the note, which was also amortized as interest expense over the life of the note. We recorded interest expense in the amounts of $0 and $58,854 for the years ended December 31, 2012 and December 31, 2011, respectively, in connection with the First Landlord Note. We recorded the relative fair value of the warrant issued to Second Landlord Note in the amount of $81,428 as a debt discount upon issuance, and amortized this debt discount as interest expense over the life of the note.  Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $39,292, at the time of issuance provided to the holder of the note, which was also amortized as interest expense over the life of the note. We recorded interest expense in the amounts of $0 and $56,839 for the years ended December 31, 2012 and December 31, 2011, respectively, in connection with the Second Landlord Note.

Conversion of First Landlord Note and Second Landlord Note into Common Stock: On May 3, 2012, we received fully executed agreements documenting the extension of the maturities of the First Landlord Note and the Second Landlord Note, and the conversion of these two notes into common stock.

The agreements received on May 3, 2012 provide inter alia, for the following:

(1) With an effective date of March 30, 2012 the First Landlord Note was converted into 125,000 restricted shares of our common stock at a conversion price of $1.00 per share, in accordance with the conversion provisions of the First Landlord Note;
(2) With an effective date of March 30, 2012 the Second Landlord Note was converted into 84,271 restricted shares of our common stock at a conversion price of $1.50 per share, in accordance with the conversion provisions of the Second Landlord Note; and
(3) With an effective date of May 3, 2012, upon receipt of the fully executed agreements our landlord was issued with 21,819 restricted shares of our common stock for no additional consideration.

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

Maturity Date – Each of the Third Landlord Note and the Fourth Landlord Note had a maturity date of October 31, 2012.

We also issued Sinacola with 143,465 penny warrants pursuant to the 2010 RSA (the “2010 Landlord Warrant”).  The 2010 Landlord Warrant is convertible into 143,465 shares of our common stock, and is exercisable in whole or in part at any time on or before December 31, 2015 at an exercise price of $.01 per share.

In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from the Third Landlord Note and the Fourth Landlord Note were allocated based on the relative fair values of the notes without the warrants issued in conjunction with the notes and of the warrants themselves at the time of issuance. We recorded the relative fair value of the warrant issued pursuant to the Third Landlord Note in the amount of $70,853 as a debt discount upon issuance, and amortized this debt discount as interest expense over the life of the note.  Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $39,147, at the time of issuance provided to the holder of the note, which was also amortized as interest expense over the life of the note. We recorded interest expense in the amounts of $50,000 and $60,000 for the years ended December 31, 2012 and December 31, 2011, respectively, in connection with the Third Landlord Note.  We recorded the relative fair value of the warrant issued pursuant to the Fourth Landlord Note in the amount of $71,314 as a debt discount upon issuance, and amortized this debt discount as interest expense over the life of the note.  Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $34,409, at the time of issuance provided to the holder of the note, which was also amortized as interest expense over the life of the note. We recorded interest expense in the amounts of $48,056 and $57,667 for the years ended December 31, 2012 and December 31, 2011, respectively, in connection with the Fourth Landlord Note.

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

OXYSURE® SYSTEMS, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2012 AND 2011

NOTE 4 – NOTES PAYABLE (CONTINUED)

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

In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from the Fifth Landlord Note and the Sixth Landlord Note were allocated based on the relative fair values of the notes without the warrants issued in conjunction with the notes and of the warrants themselves at the time of issuance. We recorded the relative fair value of the warrant issued in connection with the Fifth Landlord Note in the amount of $32,207 as a debt discount upon issuance, and we amortize this debt discount as interest expense over the life of the note.  Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $17,793, at the time of issuance provided to the holder of the note, which we also amortize as interest expense over the life of the note. We recorded interest expense in the amounts of $25,000 and $19,306 for the years ended December 31, 2012 and December 31, 2011, respectively in connection with the Fifth Landlord Note.  We recorded the relative fair value of the warrant issued in connection with the Sixth Landlord Note in the amount of $32,207 as a debt discount upon issuance, and we amortize this debt discount as interest expense over the life of the note.  Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $15,540, at the time of issuance provided to the holder of the note, which we also amortize as interest expense over the life of the note. We recorded interest expense in the amounts of $23,873 and $18,436 for the years ended December 31, 2012 and December 31, 2011, respectively in connection with the Sixth Landlord Note.

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

OXYSURE® SYSTEMS, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2012 AND 2011

NOTE 4 – NOTES PAYABLE (CONTINUED)

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

In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from the Seventh Landlord Note and the Eighth Landlord Note were allocated based on the relative fair values of the notes without the warrants issued in conjunction with the notes and of the warrants themselves at the time of issuance. We recorded the relative fair value of the warrant issued in connection with the Seventh Landlord Note in the amount of $32,223 as a debt discount upon issuance, and we amortize this debt discount as interest expense over the life of the note.  Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $17,827, at the time of issuance provided to the holder of the note, which we also amortize as interest expense over the life of the note. We recorded interest expense in the amounts of $21,840 and $6,370 for the years ended December 31, 2012 and December 31, 2011, respectively, in connection with the Seventh Landlord Note.  We recorded the relative fair value of the warrant issued to Eighth Landlord Note in the amount of $32,223 as a debt discount upon issuance, and we amortize this debt discount as interest expense over the life of the note.  Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $15,540, at the time of issuance provided to the holder of the note, which is also amortized as interest expense over the life of the note. We recorded interest expense in the amounts of $20,842 and $6,079 for the years ended December 31, 2012 and December 31, 2011, respectively in connection with the Eighth Landlord Note.

OXYSURE® SYSTEMS, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2012 AND 2011

NOTE 4 – NOTES PAYABLE (CONTINUED)

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

OXYSURE® SYSTEMS, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2012 AND 2011

NOTE 4 – NOTES PAYABLE (CONTINUED)

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

OXYSURE® SYSTEMS, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2012 AND 2011

NOTE 4 – NOTES PAYABLE (CONTINUED)

Other subordinated convertible notes payable issued: During 2012 we issued the following subordinated convertible notes payable:

On January 29, 2012 we entered into a note purchase agreement with the M. Nyewe Trust. The agreement provides that the Nyewe Trust purchase a subordinated convertible promissory note (the “Nyewe Trust Note”) from us for $100,000 in cash. The salient terms of the note are as follows:

Principal amount: $100,000
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

Conversion of the Nyewe Trust Note: On June 25, 2012 we received a conversion notice from the M. Nyewe Trust, converting the entire principal and accrued interest totaling $103,156 of Nyewe Trust Note into common stock at a conversion price of $1.50 per share. We issued 68,770 shares of our common stock pursuant to the conversion.

Other subordinated convertible notes payable converted to common stock: During 2012 a total of $60,622 in notes payable issued in prior periods were converted into 66,320 shares of our common stock at an aggregate conversion price of $.91 per share.

The following summarizes notes converted to common stock during 2012:

		Note amount
	Note holder	prior to conversion	Stated interest	Principal	Amount of note converted		Conversion price (per share)		Effective date of conversion	Common stock issued (shares)

1	Sinacola, First Landlord Note	$125,000	0%	$125,000	$125,000		$1.00		3/31/2012	125,000
2	Sinacola, Second Landlord Note	$126,407	0%	$126,407	$126,407		$1.50		3/31/2012	84,271
3	Sinacola landlord note 1/2	$-	0%	$-	$-		n/a		5/3/2012	21,819	1
4	Sullivan Trust	$25,000	8%	$25,000	$25,631	2	$1.00		4/10/2012	25,622
5	M. Nyewe Trust	$100,000	8%	$100,000	$103,156	3	$1.50		6/25/2012	68,771
6	Yisheng Yao	$15,000	0%	$15,000	$15,000		$0.86		7/12/2012	17,442
7	Tim Hutton	$20,000	0%	$20,000	$20,000	4	$0.86		7/12/2012	23,256
8	Agave Resources, LLC.	$750,000	0%	$750,000	$750,000	5	$1.50		12/31/2012	500,000
9	JTR Investments, Limited	$1,268,656	0%	$1,268,656	$1,268,656	6	$1.50		12/31/2012	845,771

	Totals	$2,430,063		$2,430,063	$2,433,850		$1.42	7		1,711,952

1. Common stock issued to Sinacola for no consideration pursuant to the conversions of the First Landlord Note and Second Landlord Note.
2. Includes principal and accrued but unpaid interest converted.
3. Includes principal and accrued but unpaid interest converted.
4. Tim Hutton is the spouse of Vicki Jones, a director of us. Please see Note 10 - "Related Party Transactions."
5. Agave Resources, LLC is an affiliate of us. Don Reed, President of Agave Resources, LLC is also a director of us. Please see Note 10 - "Related Party Transactions."
6. JTR Investments, Limited is an affiliate of us. Julian Ross, our CEO is also President of JTR Management, LLC, general partner of JTR Investments, Limited. Please see Note 10 - "Related Party Transactions."
7. Aggregate conversion price.

OXYSURE® SYSTEMS, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2012 AND 2011

NOTE 4 – NOTES PAYABLE (CONTINUED)

The following table reflects the carrying values of our short-term and long-term notes payable as of December 31, 2012.

	Effective Interest Rate	Principal	Discount	December 31, 2012
Current notes payable
Sinacola, Third Landlord Note	18.18%	110,000	-	110,000
Sinacola, Fourth Landlord Note	17.36%	110,715	-	110,715
Sinacola, Fifth Landlord Note	50.00%	50,000	5,694	44,306
Sinacola, Sixth Landlord Note	47.75%	50,000	5,438	44,562
Sinacola, Seventh Landlord Note	43.64%	$50,050	$21,840	$28,210
Sinacola, Eighth Landlord Note	41.64%	50,050	20,842	29,208
Frisco EDC	12.34%	44,000	12,412	31,588

Total short-term notes payable		$464,815	$66,226	$398,589

Long-term notes payable
Frisco EDC	12.34%	104,000	27,928	76,072

Total long-term notes payable		$104,000	$27,928	$76,072
Total short-term and long-term notes payable		$568,815	$94,154	$474,661

The following table reflects the carrying values of our short-term and long-term notes payable as of December 31, 2011.

	Effective Interest Rate	Principal	Discount	December 31, 2011
Current notes payable
JTR, Senior Note	0.02%	$1,104,656	$-	$1,104,654
Sinacola, First Landlord Note	47.08%	125,000	-	125,000
Sinacola, Second Landlord Note	44.97%	126,407	-	126,407
Sinacola, Third Landlord Note	54.55%	$110,000	$50,000	$60,000
Sinacola, Fourth Landlord Note	52.09%	110,715	48,056	62,660
Frisco EDC	12.34%	32,620	6,032	26,588
Related Party Loans	0.00%	59,750	-	59,750

Total short-term notes payable		$1,669,148	$104,088	$1,565,059

Long-term notes payable

Sinacola, Fifth Landlord Note	38.61%	50,000	30,694	19,306
Sinacola, Sixth Landlord Note	36.87%	50,000	29,311	20,689
Sinacola, Seventh Landlord Note	33.20%	50,050	43,680	6,370
Sinacola, Eighth Landlord Note	31.68%	50,050	41,684	8,366
Agave, First Note	0.00%	750,000	-	750,000
JTR, Second Note	0.00%	250,000	-	250,000
Frisco EDC	12.34%	154,380	46,720	107,660

Total long-term notes payable		$1,354,480	$192,089	$1,162,390
Total short-term and long-term notes payable		$3,023,628	$296,177	$2,727,449

OXYSURE® SYSTEMS, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2012 AND 2011

NOTE 4 – NOTES PAYABLE (CONTINUED)

The following table summarizes our outstanding notes payable as of December 31, 2012 and December 31, 2011:

	December 31, 2012	December 31, 2011

Current portion of notes payable	$31,588	$86,338
Current portion of convertible notes payable	367,001	1,478,722
Current portion of notes payable, net	$398,589	$1,565,059

Long-term portion of notes payable	$104,000	$154,380
Less: Unamortized discount	(27,928)	(46,720)
	76,072	107,660

Long-term portion of convertible notes payable	$-	$1,200,100
Less: Unamortized discount	-	(145,370)
	-	1,054,730

Long-term portion of notes payable, net	$76,072	$1,162,390

Aggregate maturities of debt are as follows:

As of December 31, 2012:

2013	$398,589
2014	39,588
2015	36,485
Thereafter	-
Total	$474,661

OXYSURE® SYSTEMS, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2012 AND 2011

NOTE 5 - SHAREHOLDERS’ EQUITY

Preferred Shares Rights

On December 31, 2005, the Company’s Board of Directors adopted a Preferred Shares Rights Agreement (the “Agreement” or “Original Rights Agreement”).   Pursuant to the Agreement, the Board authorized the issuance of up to 5,000,000 shares of preferred stock, par value $0.0005 per share. As of December 31, 2012, the Company had authorized the issuance of 3,143,237 shares of preferred stock designated as Series A Convertible Preferred Stock (“Series A Preferred”). The original issue price of the Series A Preferred is $1.00 per share. There were 818,750 and 3,126,434 Series A Preferred shares issued and outstanding as of December 31, 2012 and December 31, 2011, respectively.

During the year ended December 31, 2012 the Company did not issue any shares of the Series A Preferred. During the year ended December 31, 2012 approximately 2,307,684 shares of the Series A Preferred have been converted into approximately 2,815,374 shares of our common stock in cashless conversions at a conversion ratio of 1.22:1.

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

Common Stock

The Company has authorized 100,000,000 shares of $0.0004 par value common stock.

During the year ended December 31, 2012:

(1)	We issued 1,711,952 shares of common stock pursuant to the conversion of convertible subordinated promissory notes totaling $2,433,850 at an aggregate conversion price of $1.42 per share.
(2)	We issued 2,815,374 shares of common stock pursuant to the cashless conversion of 2,307,684 shares of our Series A Preferred at a conversion ratio of 1.22:1.
(3)	We received proceeds of $98,284 from the issuance of 374,808 shares of common stock pursuant to the exercise of 374,808 stock options.
(4)	We received proceeds of $6,106 from the issuance of 882,616 shares of common stock pursuant to the exercise of 882,616 warrants.
(5)	We issued 68,889 shares of common stock for $41,250 in cash at an aggregate price of $.60 per share.
(6)	We issued 97,500 shares of common stock for services valued at approximately $20,748.
(7)	We issued 77,674 shares of common stock in connection with the acquisition of assets valued at approximately $95,062.
(8)
As further discussed under Note 6 – Stock Options and Warrants, we recorded $7,999 for the computed fair value of options issued to employees, non-employee directors, and consultants, net of cancellations and forfeitures.

(9)	As further discussed under Note 6 – Stock Options and Warrants, we recorded $0 for the computed fair value of warrants issued for services.
(10)	As further discussed under Note 6 – Stock Options and Warrants, we recorded $0 for the computed fair value of warrants issued in connection with convertible loans.
(11)	As further discussed under Note 6 – Stock Options and Warrants, we recorded $249,723 for the computed fair value of warrants issued in connection with deferred loan costs.

During the year ended December 31, 2011

(1)	We received cash proceeds of $21,260 from the issuance of 34,750 shares of common stock pursuant to the exercise of 34,750 stock options.
(2)	We received cash proceeds of $2,110 from the issuance of 294,330 shares of common stock pursuant to the exercise of 294,330 warrants.
(3)
We issued 465,969 shares of common stock pursuant to the conversion of convertible subordinated promissory notes. A total of $370,000 in principal and $95,969 in accrued but unpaid interest was converted at a conversion price of $1.00 per share. Of the shares issued, 335,880 shares were issued to Afritex Medical Products (Pty) Ltd. (“Afritex”), a South African distributor. Our President, CEO & CFO is a former director and shareholder of Afritex.

(4)
As further discussed under Note 6 – Stock Options and Warrants, we recorded $104,419 for the computed fair value of options issued to employees, nonemployee directors, and consultants, net of cancellations.

(5)	As further discussed under Note 6 – Stock Options and Warrants, we recorded $29,354 for the computed fair value of warrants issued for services.
(6)	We recorded $458,114 for the computed fair value of warrants issued in connection with convertible loans.

OXYSURE® SYSTEMS, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2012 AND 2011

NOTE 5 - SHAREHOLDERS’ EQUITY (CONTINUED)

As of December 31, 2012 and 2011 we had 22,548,678 and 16,519,865 shares respectively, of common stock issued and outstanding.

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

Stock Options

The following table summarizes information about the number and weighted average of the options that were forfeited or expired under the Plan during 2012 and 2011:

	Employee		Non-Employee
		Weighted		Weighted
	Number	Average	Number	Average	Combined
	Of	Exercise	Of	Exercise	Total
Outstanding at December 31, 2010	1,869,574	$0.59	74,382	$0.93	1,943,956
Granted	280,000	$0.52	-	-	280,000
Exercised	(34,750)	$0.61	-	-	(34,750)
Forfeited/Cancelled	(315,800)	$1.27	(21,202)	$2.00	(337,002)
Outstanding at December 31, 2011	1,799,024	$0.47	53,180	$0.72	1,852,204
Granted	180,000	$0.25	-	-	180,000
Exercised	(374,808)	$0.26	-	-	(374,808)
Forfeited/Cancelled	(161,300)	$1.37	(35,000)	$0.50	(196,300)
Outstanding at December 31, 2012	1,442,916	$0.41	18,180	$2.11	1,461,096

OXYSURE® SYSTEMS, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2012 AND 2011

NOTE 6 - STOCK OPTIONS AND WARRANTS (CONTINUED)

The following table summarizes information about those options that have been forfeited, cancelled or that have expired under the Plan during 2012 and 2011:

	Employee		Non-Employee
		Weighted		Weighted
	Number	Average	Number	Average	Combined
	Of	Exercise	Of	Exercise	Total
	Options	Price	Options	Price	Options
Forfeited/Cancelled
during FY 2011	315,800	$1.27	21,202	$2.00	337,002

Forfeited/Cancelled
during FY 2012	161,300	$1.37	35,000	$0.50	196,300

Valuation Assumptions

We value our stock-based payment awards granted using the Black-Scholes model, during the years ended December 31, 2012 and 2011.  The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of certain assumptions. Our stock options have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates.

For the years ended December 31, 2012 and 2011, respectively, the fair value of options granted were estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Equity Incentive Plans for Years Ended December 31,
	2012	2011

Expected terms (in years)	5-10	5-10
Volatility	22%-64%	21%
Risk-free interest rate	.89%-2.24%	2.25%
Expected dividend rate	0.00%	0.00%

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

OXYSURE® SYSTEMS, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2012 AND 2011

NOTE 6 - STOCK OPTIONS AND WARRANTS (CONTINUED)

The expected dividend assumption is based on our history and expectation of dividend payouts.  The fair value of the shares of common stock underlying the stock options has historically been determined by the board of directors. On or before December 20, 2011 there has been no public market for our common stock. Consequently, the board of directors has historically determined the fair value of the common stock at the time of grant of the option by considering a number of objective and subjective factors including valuation of comparable companies, operating and financial performance, the lack of liquidity of capital stock and general and industry specific economic outlook, amongst other factors.  The fair value of the underlying common stock has been determined by the board of directors until such time as our common stock commenced trading on the over the counter bulletin board (OTCQB).

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

Stock compensation cost, using the graded vesting attribute method in accordance with Codification topic 718, is recognized over the requisite service period, generally 5 years, during which each tranche of shares is earned (zero, one, two, three, and four years).  The value of each tranche is amortized on a straight-line basis.  For the years ended December 31, 2012 and 2011, stock based compensation expense was approximately $7,999 and $104,419, respectively, which consisted primarily of stock-based compensation expense related to stock options recognized under GAAP issued to employees.  For the years ended December 31, 2012 and 2011, the number of options exercised was 374,808 and 34,750, respectively.

Compensation expense is recognized only for the portion of stock options that are expected to vest, assuming an expected forfeiture rate in determining stock-based compensation expense, which could affect the stock-based compensation expense recorded if there is a significant difference between actual and estimated forfeiture rates. As of December 31, 2012, total unrecognized compensation cost related to stock-based awards granted to employees and non-employee directors was $10,304. This cost will be amortized on a ratable basis over a weighted-average vesting period of approximately 0.08 years.

OXYSURE® SYSTEMS, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2012 AND 2011

NOTE 6 - STOCK OPTIONS AND WARRANTS (CONTINUED)

The following table summarizes information about employee stock options outstanding under the Plan at December 31, 2012:

December 31, 2012
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average remaining contractual life	Weighted average exercise price
$ 0.20 - $0.25	1,192,488	1.95	$0.25	1,012,488	2.23	$0.25
$ 0.50 - $1.00	215,753	1.18	$0.82	215,753	1.11	$0.82
$2.00	12,750	0.58	$2.00	12,750	1.39	$2.00
$2.50	21,925	1.39	$2.50	21,925	1.39	$2.50

	1,442,916			1,262,916

The following table summarizes information about non-employee stock options outstanding under the Plan at December 31, 2012:

December 31, 2012
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average remaining contractual life	Weighted average exercise price
$ 0.20 - $0.25	900	1.16	$0.25	900	1.16	$0.25
$ 0.50 - $1.00	15,000	1.00	$1.00	15,000	1.00	$1.00
$2.00	-	-	$-	-	-	$-
$2.50	2,280	0.16	$2.50	2,280	0.16	$2.50

	18,180			18,180

OXYSURE® SYSTEMS, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2012 AND 2011

NOTE 6 - STOCK OPTIONS AND WARRANTS (CONTINUED)

Warrants.

The following table summarizes our warrant activities for the years ended December 31, 2012 and 2011:

		Weighted
	Number	Average
	Of	Exercise
	Warrants	Price
Outstanding at December 31, 2010	2,717,226	$0.51

Granted	436,754	$0.20
Exercised	(294,330)	$0.09
Forfeited/Cancelled	(100,000)	$0.82
Outstanding at December 31, 2011	2,759,650	$0.48

Granted	55,000	$0.93
Exercised	(882,616)	$0.01
Forfeited/Cancelled	(55,000)	$0.92
Outstanding at December 31, 2012	1,877,034	$0.65

OXYSURE® SYSTEMS, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2012 AND 2011

NOTE 6 - STOCK OPTIONS AND WARRANTS (CONTINUED)

The following table indicates a summary of the significant terms of each of our warrants issued and outstanding as at December 31, 2012, and the accounting treatment of each:

Granted to:		Date of Grant	Number of Shares Underlying Warrants	Exercise Price	Expiration Date	Weighted Average Remaining Life (Years)	Warrants' Fair Value at Date of Issuance	Term of Expense (Years)

NTEC	1	4/8/2004	281,200	0.0005	4/8/2014	1.27	$78,643	1.00
Agave Resources, LLC	2	4/15/2008	350,000	0.01	4/15/2013	0.29	$346,936	1.00	1
Sinacola Commercial	3	12/1/2008	7,500	1.00	2/1/2013	0.09	$3,327	5.00	2
GSAAgent and affiliates (Alan Jensen, James Bello, Charlotte Bello)	4	11/19/2008	88,889	0.01	11/19/2013	0.88	$99,098	Expensed upon issuance
WLS, LLC.	5	5/7/2008	8,000	0.01	5/7/2013	0.35	$19,931	Expensed upon issuance
Pearl Ross	6	9/30/2008	7,000	0.01	9/30/2013	0.75	$6,940	Expensed upon issuance
Dennis O. Harris	7	3/31/2009	2,500	0.01	3/31/2014	1.25	$2,477	Expensed upon issuance
Carl Dickerson	8	3/31/2009	5,000	0.01	3/31/2014	1.25	$4,954	Expensed upon issuance
Sinacola Commercial	9	12/31/2009	163,415	0.01	12/31/2014	2.00	$161,949	2.00	3
Pacific Cattle Corporation	10	4/20/2009	100,000	1.00	4/20/2014	1.30	$43,039	Expensed upon issuance
Bryan Thomas	11	6/13/2009	30,000	0.59	6/13/2014	1.45	$17,161	Expensed upon issuance
Alison Freeman	12	2/1/2009	10,000	1.00	2/1/2014	1.09	$4,563	Expensed upon issuance
Community Foundation of North Texas	13	11/19/2008	25,000	1.00	11/19/2013	0.88	$10,959	Expensed upon issuance
Alcedo Family Trust	14	12/10/2009	100,000	2.50	12/10/2014	1.94	$25,535	0.75
Sinacola Commercial	15	12/31/2010	71,500	0.01	12/31/2015	3.00	$70,853	1.83	4
Sinacola Commercial	16	12/31/2010	71,965	0.01	12/31/2015	3.00	$71,314	1.83	4
Afritex Medical Products	17	3/26/2010	270,000	2.50	3/26/2015	2.23	$70,267	0.75	5
Stanley D. Bert	18	1/27/2011	100,000	0.82	1/27/2016	3.07	$32,023	Expensed upon issuance
Sinacola Commercial	19	3/23/2011	65,000	0.01	3/23/2016	3.23	$64,414	2.00	6
Sinacola Commercial	20	8/15/2011	65,065	0.01	8/15/2016	3.62	$64,446	2.29	7
Vencore Solutions, LLC	21	8/29/2012	32,500	1.00	8/29/2017	4.66	$9,303	5.00	8
Vencore Solutions, LLC	22	8/29/2012	22,500	0.82	8/29/2017	4.66	$7,610	5.00	8

			1,877,034

1 Issued pursuant to the Agave First Note. Agave Resources, LLC is controlled by one of our Directors, Donald Reed. Please see Note 4 – “Notes Payable,” and Note 10 – “Related Party Transactions.”
2 Issued pursuant to a lease modification. Please see Note 9 – “Commitments and Contingency.”
3 Issued pursuant to the 2009 RSA. Please see Note 4 – “Notes Payable.”
4 Issued pursuant to the 2010 RSA. Please see Note 4 – “Notes Payable.”
5 Issued pursuant to that certain license agreement and distribution agreement with Afritex Medical Products (Pty) Ltd. (“Afritex”), of which our President is a former board member and stockholder.
6 Issued pursuant to the 2011 RSA. Please see Note 4 – “Notes Payable.”
7 Issued pursuant to the Second 2011 RSA. Please see Note 4 – “Notes Payable.”
8 Issued pursuant to that certain Second Payment Moratorium with Vencore Solutions, LLC. Please see Note 9 – “Commitments and Contingency.”

OXYSURE® SYSTEMS, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2012 AND 2011

NOTE 7 - INCOME TAXES

The Company adopted the provisions of ASC 740, “Accounting for Uncertainty in Income Taxes,” on January 1, 2008.  FASB ASC Topic 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FASB ASC Topic 740 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

As a result of the implementation of FASB ASC Topic 740, the Company did not recognize a decrease or increase in the liability for unrecognized tax benefits.

As of December 31, 2012 and 2011, the Company had cumulative net operating loss carry-forwards of approximately $11,648,818 and $10,936,288 respectively, which expire in varying amounts between 2017 and 2027.   Realization of this potential future tax benefit is dependent on generating sufficient taxable income prior to expiration of the loss carry-forward. The deferred tax asset related to this (and other) potential future tax benefits has been offset by a valuation allowance in the same amount. The amount of the deferred tax asset ultimately realizable could be increased in the near term if estimates of future taxable income during the carry-forward period are revised.

Deferred income tax assets of $4,669,594 and $4,390,047 for the years December 31, 2012 and 2011 respectively were offset in full by a valuation allowance.

The components of the Company's net deferred tax assets, including a valuation allowance, for the years 2012 and 2011 are as follows:

Deferred Tax Assets	As of December 31, 2012	As of December 31, 2011
Net operating loss carry-forwards	$3,960,598	$3,718,338

Net deferred tax assets before valuation allowance	$4,669,594	$4,390,047
Less: Valuation Allowance	$(4,669,594)	$(4,390,047)
Net deferred tax assets	--	--

Reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. income tax rate to pre-tax loss is as follows:

	As of December 31, 2012	As of December 31, 2011
Statutory federal income tax	34%	34%
Change in valuation allowance on deferred tax assets	(34%)	(34%)

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

OXYSURE® SYSTEMS, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2012 AND 2011

NOTE 8 – LICENSE AND SERVICE AGREEMENTS

We did not enter into any new license agreements during 2012.

We entered into the following service agreements during 2012:

Hagerman service agreement (“Hagerman Agreement”): On October 8, 2012 we entered into an independent contractor agreement with Chris Hagerman, a third party service provider, with the following deliverables, inter alia: Website development; database development (Sequel); Online marketing collateral development; Distribute Company press releases, including via email; marketing efforts to include lead generation; create and place banner ads on Internet; email lead generation and collection; send announcement of new email services to shareholder lists; continuously email news releases to investor database; update investor database with existing shareholders information; list any private placement, annual report, documents; convert documents to online format (html) for e-delivery (download); deliver requested documents online; advanced investment community support; broker network introductions; digitize & broadcast company, product, sales video presentation; link Company’s website to the video presentation; announce video presentation to investor database; announce video presentation to financial advisors; feature company in market newsletters; contract for a third party company research report; distribute research report to financial advisors; distribute research report to select investors; update and maintain Company domain www.oxysure.com; design and host company domain; upgrade current site to have international IR links/lead collection; upgrade current site for mobile/smart phone/tablets; search engine optimization – SEO campaign; register Company’s website on search engines and announce Company’s website to investors. In connection with the Hagerman Agreement, the initial term of the agreement is for a period of one year, and we agreed to issue as total aggregate compensation for all services rendered over 12 months, a total of 176,000 restricted shares of our common stock, as follows: (i) 44,000 shares of common stock was issued upon execution of the Hagerman Agreement; (ii) 66,000 shares of common stock was to be issued on or about January 8, 2013, and (iii) 66,000 shares of common stock is to be issued on or about April 8, 2013.

Wall Street Buy Sell Hold Consulting agreement (“WSBSH Agreement”): On October 22, 2012 we entered into a 3-month consulting agreement with Wall Street Buy Sell Hold Inc. (“WSBSH”) to assist us with strategic business planning, and investor and public relations services. We agreed to compensate WSBSH as follows: we paid a total of five thousand dollars ($5,000.00) and issued a total of twenty five thousand (25,000) shares of the our restricted common stock for the first month of service; we paid seven thousand dollars ($7,000) and issued thirty five thousand (35,000) shares of our restricted common stock for the second month of service. We did not pay WSBSH anything for the third month of service during 2012, as we entered into a modified agreement with WSBSH in January 2013 for the third month of service.

NOTE 9 – COMMITMENTS AND CONTINGENCY

Leases

Operating Lease – During 2007, we entered into a long-term non-cancelable lease for office space, which expired in October 2012. In connection with the execution of this lease agreement, we received leasehold improvements totaling $324,000. The leasehold improvements were recorded as deferred rent and have been amortized as a reduction to rent expense over the lease term. Additionally, we issued 50,000 warrants in connection with the lease agreement. We issued a further 7,500 warrants in connection with a modification to the lease agreement, related to the removal of an escrow requirement of us. As at December 31, 2012 we rented our space on a month to month basis while a new lease is being negotiated with our landlord.

OXYSURE® SYSTEMS, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2012 AND 2011

NOTE 9 – COMMITMENTS AND CONTINGENCY (CONTINUED)

At December 31, 2012, future minimum lease payments under the non-cancelable operating lease for the year ended December 31, 2012 were as follows:

2013	-
Thereafter	-
$-

Rental expense for the years ended December 31, 2012 and 2011 was $93,522 and $115,728, respectively.

Capital lease –We lease certain of equipments under capital lease agreements that expired at various dates through 2012.

During 2006 we entered into a master lease agreement with a VenCore Solutions, LLC (“Vencore”) that allowed us to lease up to $750,000 of equipment (the “Vencore Master Lease”). This maximum amount available under this lease was subsequently increased to $805,000. The Vencore Master Lease required a security deposit of 10% of the amount of each individual lease schedule, a payment of Series A Convertible Preferred Stock shares equal to 5% of the lease divided by $1.00, and 36 monthly payments of 3.33% of the lease. We have the option to purchase the equipment at the end of each lease term at the lesser of 12% of the original equipment cost or the fair market value. On March 4, 2011 Vencore agreed to a payment moratorium, which was to continue until the earlier to occur of (i) the execution and completion of a mutually agreed upon cash settlement ("Settlement"), or (ii) the execution of a mutually agreed upon repayment plan ("Plan") or February 29, 2012.

On July 9, 2012 we entered into a second moratorium agreement (“Second Payment Moratorium”) with Vencore. The Second Payment Moratorium provides for the following:

a)  The balance outstanding to Vencore remains the balance outstanding at the end of the first payment moratorium, which was $307,661.83 (“Debt Obligation”);
b)  The term of the Second Payment Moratorium (the “Moratorium Period”) shall expire on the earlier to occur of: (i) July 1, 2013;  (ii) a cash settlement or repayment plan being entered into; or (iii) a merger or acquisition of OxySure or the sale of substantially all of its assets (collectively a “Sale”);
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

In exchange for the Second Payment Moratorium, we issued to Vencore two warrants (the “Warrants”) as follows:

(a)  A warrant as to 22,500 common shares at an exercise price per share of $0.82; and
(b)  A warrant as to 32,500 common shares at an exercise price per share of $1.00.

The terms of the Warrants are 5 years each and Vencore has the ability to exercise the Warrants on a cashless/net-issuance basis.

Between 2007 and 2012, we entered into agreements with other finance companies (other than Vencore) to acquire equipment with interest rates ranging from 7% to 19% with three to five-year lease terms. Minimum non-cancellable lease payments required under all capital leases as at December 31, 2012 are as follows:

2013	296,077
2014	1,728
2015	576
Total	298,381

Less amounts representing interest	(808)

Total	297,573

OXYSURE® SYSTEMS, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2012 AND 2011

NOTE 9 – COMMITMENTS AND CONTINGENCY (CONTINUED)

Our gross amounts of assets recorded under capital leases by major class, and the related accumulated amortization at December 31, 2012 are as follows:

Machinery & equipment	916,029
Less accumulated depreciation	(902,965)
Machinery & equipment, net	13,064

Computer equipment	3,707
Less accumulated depreciation	(3,707)
Computer equipment, net	-

Legal Proceedings

The Company is subject to litigation in the normal course of business, none of which management believes will have a material adverse effect on the Company’s financial statements. As at December 31, 2012 we were not involved in any legal proceedings.

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

OXYSURE® SYSTEMS, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2012 AND 2011
NOTE 10 – RELATED PARTY TRANSACTIONS

As discussed in Note 4 – “Notes Payable,” several of the notes payable are entered into with related parties.

A summary of the related party financings and notes payable to related parties as at December 31, 2012 is as follows:

	Shareholder advances
Related party	Julian Ross(1)	Other
Amount	$203,222	$4,250
Stated interest rate	0%	0%
Maturity	n/a	n/a

(1) Our CEO, Mr. Ross provided us with a total of $460,221.66 during 2012 in shareholder cash advances and salary relinquishments to fund working capital from time to time during the year. Of this amount, $157,000 was repaid in cash, and in addition Mr. Ross voluntarily relinquished a total of $100,000. The net amount outstanding as at December 31, 2012 was $203,222.

As some of our related parties provided us non-interest bearing notes at various times, we issued various warrants to these related parties. On December 31, 2012 two of our affiliates, JTR Investments Limited and Agave Resources, LLC converted a total of $2,018,117 in convertible notes to common stock. Pursuant to the conversions: (i) The First Note in the amount of $750,000 was converted into 500,000 shares of common stock at a conversion price of $1.50 per share and the First Note was extinguished. (ii) The JTR Senior Note in the amount of $1,018,656 was converted into 679,104 shares of common stock at a conversion price of $1.50 per share and the JTR Senior Note was extinguished. (iii) The Second Note in the amount of $250,000 was converted into 166,667 shares of common stock at a conversion price of $1.50 per share and the Second Note was extinguished.

Don Reed, President of Agave is also a Director of us. Julian Ross, our CEO is also the President of JTR Management, LLC, the general partner of JTR Investments, Limited. Please refer to Note 4, “Notes Payable,” and Note 6 – “Stock Options and Warrants” for details.

During 2012 Tim Hutton converted $20,000 outstanding into 23,256 shares of our common stock at a conversion price of $.86 per share. Tim Hutton is the spouse of Vicki Jones, a director of us. Please see Note 4 - "Notes payable."

OXYSURE® SYSTEMS, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2012 AND 2011

NOTE 11 – NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of net basic and diluted net income (loss) per share:

	Year ended December 31,
	2012	2011

Net income (loss)	(828,271)	(1,532,399)
Shares used in computing basic per share amounts (weighted ave.)	19,862,088	15,930,327
Net income (loss) per share:
Basic and Diluted	$(0.04)	$(0.10)

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

OXYSURE® SYSTEMS, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2012 AND 2011

NOTE 12 – FAIR VALUE MEASUREMENTS (CONTINUED)

Assets Measured at Fair Value on a Recurring Basis

The following table presents our financial assets and liabilities that are measured at fair value on a recurring basis which were comprised of the following types of instruments as of December 31, 2012 and 2011:

	Total	Level 1	Level 2	Level 3

Cash (1)	$13,514	$13,514	-	-
Total cash equivalents as of December 31, 2012	$13,514	$13,514	-	-

(1) Included in Cash and cash equivalents on the Company's Balance Sheet.

	Total	Level 1	Level 2	Level 3

Cash (1)	$65,118	$65,118	-	-
Total cash equivalents as of December 31, 2011	$65,118	$65,118	-	-

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

OXYSURE® SYSTEMS, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2012 AND 2011

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

The following presents total revenue by geographic region:

	Year Ended December 31,
	2012	2011

Product Revenue:
United States - product sales	$146,797	$102,658
ROW - product sales	86,680	82,551
ROW - license fees/service revenue	36,220	-
Totals	$269,697	$185,209

OXYSURE® SYSTEMS, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2012 AND 2011

NOTE 15 – GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  We have been suffering from recurring losses from operations. However, our total notes payable has decreased significantly from $2,727,449 at December 31, 2011 to $474,661 at December 31, 2012. Our long term notes payable has decreased significantly from $1,162,390 at December 31, 2011 to $76,072 at December 31, 2011. Our current notes payable has also decreased significantly from $1,565,059 at December 31, 2011 to $398,589 at December 31, 2012.

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow from operations to meet our obligations on a timely basis and/or obtain financing as may be required.  As of December 31, 2012 and 2011, we have incurred net losses from operations and had stockholders’ deficits of $14,258,667 and $13,430,659, respectively, since inception.  We had a working capital deficit of $1,536,239 as of December 31, 2012 and $2,244,219 as of December 31, 2011. We have had limited revenues from the marketing of our primary product, the OxySure Model 615 as we are early in its commercialization and it currently operates in this single industry segment.  These factors raise significant doubt about our ability to continue as a going concern.

During the next 12 months, our foreseeable cash requirements will relate to continual development of the operations of our business, maintaining our good standing and making the requisite filings with the Securities and Exchange Commission, and the payment of expenses associated with reviewing or investigating any potential business ventures.  We may experience a cash shortfall and may be required to raise additional capital. Historically, we have relied upon internally generated funds and funds from the sale of shares of stock and loans and advances from our shareholders and private investors to finance our operations and growth. We may raise additional capital through future public or private offerings of our stock or through loans from investors, although there can be no assurance that we will be able to obtain such financing.  Our failure to do so could have a material and adverse effect upon us and our shareholders.
We have a series of plans to mitigate the going concern:

1.	Management is seeking additional sources of equity and/or debt financing on terms that are reasonable for us; however, there is no assurance that any such additional funding will be available.

2.
We anticipate that sales during 2013 and 2014 from existing markets will grow, and we believe that we will be able to generate sales from new markets. Existing markets include education customers such as schools, school districts and colleges, and commercial customers such as manufacturing facilities, churches and other commercial venues. New markets will include, but not be limited to, government customers and new international territories and markets.

3.
We plan to increase our market penetration through the addition of new distributors, both the US and outside the US during 2013 and beyond. We also plan to increase the number of sub-distributors and sales agents we will appoint in the U.S. to sell our products.

4.	We plan to continue to diversify our product range through the addition of complementary products and solutions. Some of these products will be sourced from third party manufacturers and suppliers.

5.	We may seek or consider strategic business combinations with other companies to complement our resources and create synergies.

OXYSURE® SYSTEMS, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2012 AND 2011

NOTE 16 – CONCENTRATION OF RISK IN CUSTOMER AND SUPPLIER RELATIONSHIPS

Financial instruments that potentially subject us to credit risk are comprised of cash and cash equivalents, which are maintained at high quality financial institutions. At December 31, 2012 and 2011, we did not have any amounts in excess of the Federal Deposit Insurance Corporation limit of $250,000.

The relative magnitude and the mix of revenue from our largest customers have varied significantly quarter to quarter. During the twelve months ended December 31, 2012 and 2011, one distributor has accounted for significant revenues, varying by period, to our company: Afritex Medical Products (Pty) Ltd., a South African distributor (“Afritex”), in which our President is a former board member and shareholder. For the twelve months ended December 31, 2012 and 2011, the percentages of revenues from Afritex are as follows:

	Year Ended December 31,
	2012	2011

Afritex	29%	45%

Over time, as we work to add additional distributors to our network and to grow our distribution business, we anticipate the relative significance to our revenue of any particular customer or distributor will decline. Please see Note 17 – “Subsequent Events.”

NOTE 17 - SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to December 31, 2012 through the date of issuance of the Financial Statements. During the period from January 1, 2012 to the date of issuance, we have had the following material subsequent events:

Aero Healthcare Distribution Agreement:

We entered into an exclusive distribution agreement with Aero Health Holdings Limited (“Aero Australia”) to distribute our products in Australia and New Zealand. Simultaneously, we entered into an exclusive distribution agreement with Aero Healthcare Limited (“Aero UK”) to distribute our products in the United Kingdom.

Aero is a significant, rapidly growing manufacturer and distributor of first aid and healthcare products, including Automated External Defibrillators (AEDs), with locations in Australia, New Zealand, United Kingdom, Germany and the United States. The agreements provide Aero the exclusivity to market and sell our in the Australia, New Zealand and UK markets. In return, the agreements provide that Aero apply for and obtain CE Marking for our Model 615 and related disposable cartridges, as well as approval from the Therapeutic Goods Administration (TGA), a division of the Australian Department of Health and Ageing. Aero is to pursue and obtain a TGA conformity assessment certificate and registration on the Australian Register of Therapeutic Goods. All applications, approvals and certifications are to be pursued and issued in the name of OxySure Systems, Inc.

The agreements also provide that Aero purchase a minimum combined quantity of 4,500 units of OxySure Model 615 during the first two years subsequent to CE Marking and TGA approval.

Expansion of product portfolio with the addition of six AED brands:

In February 2013 we announced that we have expanded our product offerings to include six brands of Automated External Defibrillators (AEDs), as well as all related AED accessories. We believe that our flagship product, the OxySure Model 615 is an excellent companion product for AEDs to allow pre-responders to administer oxygen, post-resuscitation in a cardiac arrest event in public access venues as well as in private settings.

The addition of AEDs and AED accessories from major manufacturers Cardiac Science, Philips, Zoll, Physio Control (formerly Medtronic), Defibtech and Heartsine allows us to offer our customers and distribution partners a complete solution as it relates to their cardiac arrest emergency preparedness needs. We offer most AEDs by these manufacturers, as well as related accessories such as batteries, pads, wall boxes, signage, software, program management, compliance and training. In addition, we provide competitively priced, bundled solutions or “combo packs” comprising both OxySure products and AED products.

OXYSURE® SYSTEMS, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2012 AND 2011

NOTE 17 - SUBSEQUENT EVENTS (CONTINUED)

Expansion of Board of Directors:

In March 2013 we announced that Mr. Jeremy M. (“Jerry”) Jones, former Chairman and CEO of Apria Healthcare has joined our Board of Directors as an independent director effective April 1, 2013.

Mr. Jones brings over 35 years of healthcare industry experience to our Board. Mr. Jones founded Homedco Group, Inc., a home healthcare services company, which he took public in 1991. Homedco merged into Apria Healthcare Group, Inc. (“Apria”) in 1995 and from 1995 through January 1998, Mr. Jones was Chief Executive Officer and Chairman of Apria, which became the largest homecare service provider in the nation under his leadership through merger, acquisitions and increased market dominance, and was sold to the Blackstone Group (NYSE: BX) for $1.7 billion in December 1998. Mr. Jones currently serves as Chairman of On Assignment, Inc. (NYSE: ASGN), a $1.3 billion leader in the healthcare and life sciences sectors focusing on in-demand, skilled medical and technical staffing. At On Assignment he also serves on the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee.

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

The Company conducted an evaluation, with the participation of its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of December 31, 2012. Based on such evaluation, its Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, the Company’s disclosure controls and procedures were effective.

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

As of December 31, 2012, the Company carried out an evaluation based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance. Based on such assessment, management concluded that its internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There have been no changes to its internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during the period ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B—OTHER INFORMATION

There is no information to report under this item for the period ended December 31, 2012.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

Our executive officers and directors are as follows:

Name	Age	Position
Julian T. Ross	46	Director (Chairman), CEO, President, CFO
Jeremy M. Jones	70	Director
Vicki Jones	50	Director
Donald Reed	79	Director

Julian T. Ross, Chairman, CEO, President & CFO

Mr. Ross is our founder and has managed the development of our technology since inception. Mr. Ross has been our Chief Executive Officer, President, Chief Financial Officer and Secretary since our incorporation in January 2004.  He brings over 25 years’ experience in technology, corporate finance and manufacturing, having functioned both in consulting and operational capacities at senior management level.  In addition to developing our technology, he managed the development of our production capabilities, partnerships and alliances, managed the development of our sales, distribution and licensing partnerships, raised in excess of $14 million in debt and equity to fund our operations, and took us public in 2011 through an S-1 registration with the Securities and Exchange Commission. Mr. Ross enjoyed an Academic Scholarship from Shell Petroleum and an Academic Scholarship from the Edwin L. Cox School of Business at Southern Methodist University, where he received an MBA in Finance.  The above experience, qualifications, attributes and skills led us to the conclusion that Julian T. Ross shall serve as our CEO, President, CFO, and director.

Jeremy M. Jones, Director

In March 2013 we announced that Mr. Jeremy M. (“Jerry”) Jones, former Chairman and CEO of Apria Healthcare has joined our Board of Directors as an independent director effective April 1, 2013. Mr. Jones brings over 35 years of healthcare industry experience to our Board. Mr. Jones founded Homedco Group, Inc., a home healthcare services company, which he took public in 1991. Homedco merged into Apria Healthcare Group, Inc. (“Apria”) in 1995 and from 1995 through January 1998, Mr. Jones was Chief Executive Officer and Chairman of Apria, which became the largest homecare service provider in the nation under his leadership through merger, acquisitions and increased market dominance, and was sold to the Blackstone Group (NYSE: BX) for $1.7 billion in December 1998. Mr. Jones currently serves as Chairman of On Assignment, Inc. (NYSE: ASGN), a $1.3 billion leader in the healthcare and life sciences sectors focusing on in-demand, skilled medical and technical staffing. At On Assignment he also serves on the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee.

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

Identification of Significant Employees

OxySure has twelve full time employees and two part time employees, including Julian T. Ross, the Company’s CEO, President, CFO, Secretary and a Director.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2).  The OTCQB on which shares of our common stock are quoted does not have any director independence requirements.  According to the NASDAQ definition, two of our directors are independent directors.

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

Based solely on a review of the copies of such forms that were received by the Company, or written representations from certain reporting persons that no Form 5s were required for those persons, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company’s fiscal year ended December 31, 2012.

Code of Ethics

The Company has adopted a code of ethics and has filed a copy of the Code of Ethics with the Commission in its registration statement on Form S-1, File no. 333-159402, filed on May 21, 2009, as amended.

Family Relationship

We currently do not have any officers or directors of our Company who are related to each other.

ITEM 11—EXECUTIVE COMPENSATION

Executive Compensation

The following table shows the annual compensation paid by the Company for the years ended December 31, 2012 and 2011 to Julian T. Ross, our Chief Executive Officer, President, and CFO. No other officer had total compensation during either of the previous two years of more than $100,000.

Name and principal position	Year	Salary ($)		Bonus ($)	Option Awards ($)		Total ($)
Julian T. Ross, CEO, President, and CFO	2012	$90,000	(1)	$-	$137,381	(2)	$227,381
	2011	$180,000		$-	$139,886	(3)	$319,886

(1)	Net of $90,000 in voluntary salary relinquishments.
(2)
Comprises 180,000 options valued at $137,381 using the Black-Scholes pricing model with a volatility of 26% and the following assumptions: no dividend yield, life of five years and a risk-free interest rate of 1.04%. There were no forfeitures during 2012.  Please see Note 6-Stock Options to the footnotes to our financial statements for additional information regarding our stock options awards and valuation assumptions.  Please also see “Employment Agreement with Named Officers” below for further disclosure of Mr. Ross’s employment agreement.

(3)
Comprises 180,000 options valued at $139,886 using the Black-Scholes pricing model with a volatility of 28% and the following assumptions: no dividend yield, life of five years and a risk-free interest rate of 2.24%. There were no forfeitures during 2011.  Please see Note 6-Stock Options to the footnotes to our financial statements for additional information regarding our stock options awards and valuation assumptions.  Please also see “Employment Agreement with Named Officers” below for further disclosure of Mr. Ross’s employment agreement.

The following table sets out equity awards for executive officers as of December 31, 2012.

Name	Number of securities underlying unexercised options (#)exercisable	Number of securities underlying unexercised options (#) unexercisable	Option Exercise Price ($)	Option Expiration Date

Julian T. Ross	457,488	0	$0.25	1/15/2014
	180,000	0	$0.25	1/15/2019
	180,000	0	$0.25	1/15/2020
	180,000	0	$0.25	1/15/2021
	165,000	15,000	$0.25	1/15/2022

Director Compensation

Directors are generally compensated with 1,000 stock options per meeting attended, with exercise prices equal to the prevailing market value of the stock at the time of issuance.  The following table reports all director compensation as of December 31, 2012.

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)		All Other Compensation ($)	Total ($)

Julian T. Ross	$-	$-	$-	(1)	$-	$-
Vicki Jones	$-	$-	$301	(2)	$-	$301
Don Reed	$-	$-	$2,610	(3)	$-	$2,610
Jeremy Jones	$-	$-	$-		$-	$-

(1)	Does not include options earned as an employee. Mr. Ross does not receive any compensation for serving on the Board of Directors.
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

Employment Agreements with Named Officers

Julian T. Ross, Chief Executive Officer, President, Chief Financial Officer, and Secretary

Our last, as-amended employment agreement with Mr. Ross expired on January 15, 2013. The agreement provided for an annual salary equivalent of $180,000, plus 15,000 options for every month of service with an exercise price of $.25 per share. In addition, the agreement provided that we will pay a sales bonus (the “Sales Bonus”) to Mr. Ross if we achieve the following target net revenues (“TNR”) during the 2012 fiscal year (or any subsequent year, if applicable):

●           If TNR are less than $1.0 million, no Sales Bonus is payable;
●           If TNR are equal to or greater than $1 million, the Sales Bonus is $50,000;
●           If TNR are between $1.0 million and $2.0 million, the Sales Bonus is $75,000;
●           If TNR are between $2.0 million and $3.0 million, the Sales Bonus is $100,000; or
●           If TNR are greater than $3.0 million, the Sales Bonus is $125,000 plus 1% of TNR in excess of $3.0 million.

The agreement also provides that we will pay a stock performance bonus (the “Stock Performance Bonus”) of $100,000 to Mr. Ross, which shall be paid in shares of common stock or in cash, at Mr. Ross’ sole discretion, if our stock price maintains a 6-month average during any period in the Term (as defined in the agreement) of $1.50 or higher.

No Sales Bonus was paid to Mr. Ross for 2012. No Stock Performance Bonus was paid to Mr. Ross for 2012. Further, Mr. Ross voluntarily relinquished $90,000 in salary during 2012.

Mr. Ross is currently acting as our Chief Financial Officer on an interim basis at no additional compensation.  We plan to hire a Chief Financial Officer when we can afford to do so and anticipate paying a salary of approximately $160,000 per year and provide benefits to the Chief Financial Officer.

Stock Options and Related Employee Incentives

2004 Stock Option Plan.  We maintain a 2004 Stock Option Plan (the “2004 Plan”) under which our directors, officers, advisory board, other employees and other key individuals may be granted stock options.  Stock option awards to officers and employees under the 2004 Plan generally vest ratably over five years based on continuous service.  Stock option awards are generally granted with an exercise price equal to the fair value of our common stock at the date of grant and expire no later than ten years from the date of grant. The maximum number of number of Shares to be issued pursuant to the exercise of all options granted under the Plan is 5,000,000.  As at December 31, 2012, there were 3,122,966 options available for future grant under the 2004 Plan.

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

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of the date hereof concerning beneficial ownership of our common stock by (i) each director, (ii) each executive officer, (iii) our directors and officers as a group, and (iv) each person known by us to own beneficially more than 5% of our common stock.  All percentages are based on 22,548,678 shares of common stock outstanding as of December 31, 2012.

Name and address of beneficial owner(1)	Amount and nature of beneficial ownership(2)		Percentage of class

Julian T. Ross, Chairman, CEO, President, CFO	16,870,285	(3)	67.67%
Donald Reed, Director	2,915,000	(4)	11.84%
Vicki Jones, Director	507,589	(5)	2.25%
All Officers & Directors as a group (three people)	20,292,874		75.14%

JTR Investments, Limited(6)	14,125,761	(7)	60.38%
5100 Eldorado Parkway, Suite 102-801 McKinney, TX 75070
Agave Resources, LLC(8)	2,790,000	(9)	11.33%
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
(3) Includes 400,000 shares of common stock held by The Ross Family Trust u/t/a dated December 1999; 14,125,761 shares of common stock held by JTR Investments, Limited; 1,177,488 shares of common stock issuable upon exercise of stock options expiring on dates ranging from 1/15/2014 through 1/15/2022; 81,500 shares of common stock upon exercise of stock options issued to Pearl Ross, the spouse of Mr. Ross, expiring on dates ranging from 3/1/2014 through 3/1/2019; 116,182 shares of common stock held by Pearl Ross; 7,000 shares of common stock issuable upon exercise of warrants held by Pearl Ross; 270,000 shares of common stock issuable upon exercise of warrants issued to Afritex, Medical Products, Ltd. expiring on March 26, 2015; and 335,880 shares of common stock held by Afritex, Medical Products, Ltd.
(4) Includes 120,000 shares of common stock owned by Donald Reed’s spouse, Nancy Reed; 2,440,000 shares of common stock held by Agave Resources, LLC; 5,000 shares of common stock issuable upon exercise of stock options expiring on dates ranging from 12/31/2011 through 12/31/2013; and 350,000 shares of common stock issuable upon exercise of warrants issued to Agave Resources, LLC expiring April 15, 2013.
(5) Includes 1,000 shares of common stock issuable upon exercise of stock options expiring 4/1/2014; and 506,589 shares of common stock owned by Vicki Jones's spouse, Tim Hutton.
(6) Our Chairman, President, CEO, and CFO, Julian T. Ross, has sole voting power and control over JTR Investments, Limited.
(7) Comprises 14,125,761 shares of common stock.
(8) Agave Resources, LLC is controlled by our Director, Don Reed; Tom Reed; John Reed; Maridon Reed; and a member of our Board of Advisors, Craig Turner, all of whom share voting and dispositive power.
(9) Comprises 2,790,000 shares of common stock.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Agave/JTR Subordinated, Convertible Notes.  During March 2008, we completed a $1 million financing package consisting of a promissory note for $750,000 (“First Note”) and a promissory note with a draw down provision for $250,000 (“Second Note”) (collectively, the “Notes”). The Notes are subordinated notes and are due and payable on the earlier of (i) completion of the next financing Round completed by us or (ii) one year after the Notes are issued. In March 2009 the First Note and the Second Note were modified by extending the maturity date in each case to April 15, 2010. On December 31, 2009, the First Note and the Second Note were further modified by extending the maturity date in each case to April 15, 2011.  In August 2010, the First Note and the Second Note were further modified by extending the maturity date in each case to April 15, 2012. In November 2011, the First Note and the Second Note were further modified by extending the maturity date in each case to April 15, 2013. The holder of the First Note is Agave Resources, LLC (“Agave”), and the President of Agave is Donald Reed, one of our Directors.  In connection with the First Note, on April 15, 2008 Agave was also issued penny warrants to purchase 350,000 shares of common stock.  The warrants are immediately exercisable and expire on April 15, 2013.  The holder of the Second Note is JTR Investments, Limited (“JTR”) a company controlled by Julian T. Ross, our founder and CEO.

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

In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from the First Note were allocated based on the relative fair value of the note without the warrant issued in conjunction with the note and of the warrant itself at the time of issuance. We recorded the relative fair value of the warrant issued to Agave in the amount of $346,936 as a debt discount upon issuance, and amortized this debt discount as interest expense over the life of the note.  Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $96,936, at the time of issuance provided to the holder of the note, which was also amortized as interest expense over the life of the note. We recorded interest expense in the amount of $0 for each of the years ended December 31, 2012 and December 31, 2011 in connection with the First Note.

We recorded the relative fair value of the warrant issued to JTR in connection with the Second Note in the amount of $115,587 as a debt discount upon issuance, and expensed this amount as interest expense upon issuance.  Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $32,254, at the time of issuance provided to the holder of the note, which was also expensed as interest expense upon issuance. We recorded interest expense in the amount of $0 for each of the years ended December 31, 2012 and 2011 in connection with the JTR Second Note.

JTR Senior, Convertible Note. In July, 2008, JTR agreed to provide us with additional working capital to fund continuing operations (the “Senior Note Interim Funding”).  On November 1, 2008 the Board agreed with JTR on the terms of a loan with a draw down provision of up to a maximum of $750,000.  This maximum amount was subsequently increased to $2,000,000. This was a senior note (all the tranches under this facility, collectively, the “JTR Senior Note”) with no interest payable.  All amounts advanced by JTR during the Senior Note Interim Funding were draw downs on the JTR Senior Note.  In connection with the JTR Senior Note, we issued JTR .47 penny warrants for every dollar drawn under this facility.

As of December 31, 2012 and 2011 the total number of penny warrants issued to JTR pursuant to the JTR Senior Note was 572,503 and 572,503 respectively.  The basis for issuing penny warrants in connection with the JTR Senior Note include, but are not limited to, the fact that no interest is payable on the note, the Company’s our ability to attract new investment at the time, market conditions, the terms previously agreed to in connection with the First Note and Second Note, and other factors.  Given these factors, the Board of Directors has deemed the terms of this transaction to be fair.  No third party fairness opinion was obtained in relation to this transaction.

Conversion Rights: At any time on or prior to the Maturity Date all or any portion of the then outstanding Principal Amount and accrued but unpaid interest of this Note may be converted (the "Optional Conversion") into a number of shares of our common stock (the "Optional Conversion Shares") equal to the amount of the then outstanding Principal Amount plus the then accrued but unpaid interest to be converted, divided by the Conversion Price which shall be $1.50 per Optional Conversion Share.

Maturity: The total amount outstanding under the Senior Note was classified as current prior to conversion – Please see “Conversion of First Note, Second Note, and JTR Senior Note” below.

In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from the JTR Senior Note were allocated based on the relative fair values of the notes without the warrants issued in conjunction with the notes and of the warrants themselves at the time of issuance.  We recorded the total relative fair values of the warrants issued to JTR in connection with the JTR Senior Note in the cumulative amount of $567,276 as a debt discount upon each issuance, and expensed each debt discount as interest expense upon issuance of each note tranche.  Additionally, as a result of issuing the warrants with the convertible promissory notes, a beneficial conversion option was recorded as a debt discount on each note reflecting the incremental conversion option intrinsic value benefit totaling $168,641, at the time of each issuance provided to JTR in connection with the JTR Senior Note up to and including December 31, 2012. The debt discount for each issuance under the JTR Senior Note is expensed as interest expense upon each issuance. We recorded interest expenses in the amounts of $0 and $262,554 for the years ended December 31, 2012 and December 31, 2011, respectively, in connection with the JTR Senior Note.

Conversion of First Note, Second Note, and JTR Senior Note: On December 31, 2012 the First Note, Second Note and JTR Senior Note were all converted to common stock at their respective stated conversion prices of $1.50. Pursuant to the conversions, a total of $2,018,656 was converted into a total of 1,345,771 shares of common stock as follows: (i) The First Note in the amount of $750,000 was converted into 500,000 shares of common stock at the stated conversion price of $1.50 per share and the First Note was extinguished; (ii) The balance outstanding under the JTR Senior Note as at December 31, 2012 in the amount of $1,018,656 was converted into 679,104 shares of common stock at the stated conversion price of $1.50 per share and the Senior Note was extinguished; and (iii) The Second Note in the amount of $250,000 was converted into 166,667 shares of common stock at the stated conversion price of $1.50 per share and the Second Note was extinguished.

A summary of the related party financings and notes payable to related parties as at December 31, 2012 is as follows:

	Shareholder advances
Related party	Julian Ross(1)	Other
Amount	$203,222	$4,250
Stated interest rate	0%	0%
Maturity	n/a	n/a

(1) Our CEO, Mr. Ross provided us with a total of $460,221.66 during 2012 in shareholder cash advances and salary relinquishments to fund working capital from time to time during the year. Of this amount, $157,000 was repaid in cash, and in addition Mr. Ross voluntarily relinquished a total of $100,000. The net amount outstanding as at December 31, 2012 was $203,222.

As some of our related parties provided us non-interest bearing notes at various times, we issued various warrants to these related parties. On December 31, 2012 two of our affiliates, JTR Investments Limited and Agave Resources, LLC converted a total of $2,018,117 in convertible notes to common stock. Pursuant to the conversions: (i) The First Note in the amount of $750,000 was converted into 500,000 shares of common stock at a conversion price of $1.50 per share and the First Note was extinguished. (ii) The JTR Senior Note in the amount of $1,018,656 was converted into 679,104 shares of common stock at a conversion price of $1.50 per share and the JTR Senior Note was extinguished. (iii) The Second Note in the amount of $250,000 was converted into 166,667 shares of common stock at a conversion price of $1.50 per share and the Second Note was extinguished.

Don Reed, President of Agave is also a Director of us. Julian Ross, our CEO is also the President of JTR Management, LLC, the general partner of JTR Investments, Limited. Please refer to Note 4, “Notes Payable,” and Note 6 – “Stock Options and Warrants” for details.

During 2012 Tim Hutton converted $20,000 outstanding into 23,256 shares of our common stock at a conversion price of $.86 per share. Tim Hutton is the spouse of Vicki Jones, a director of us. Please see Note 4 - "Notes payable."

Director Independence

The Board of Directors does not currently comprise a majority of independent directors who are deemed to be independent under the definition of independence provided by NASDAQ Stock Market Rule 4200(a)(15). We are not required to maintain a majority of independent directors for OTCQB, where our common stock is currently quoted.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

Sam Kan & Company was appointed by the Company to serve as its independent registered public accounting firm for fiscal year 2012. Audit services provided by Sam Kan & Company for 2012 included the examination of the consolidated financial statements of the Company and services related to periodic filings made with the SEC.

Fees Paid To Independent Registered Public Accounting Firm

Audit Fees

During fiscal year 2012, Sam Kan & Company’s fees for the annual audit of the Company’s financial statements and the quarterly reviews of the financial statements were $22,750. During fiscal year 2011, Sam Kan & Company’s fees for the annual audit of the financial statements and the quarterly reviews of the financial statements were $36,002.

Audit Related Fees

During fiscal year 2012, the Company has not paid Sam Kan & Company for audit-related services. During fiscal year 2011, the Company has not paid Sam Kan & Company for audit-related services.

Tax Fees

The Company has not paid Sam Kan & Company for tax services in fiscal years 2012 and 2011.

All Other Fees

The Company has not paid Sam Kan & Company any other fees in fiscal years 2012 and 2011.

Audit Committee Pre-Approval Policies

Before Sam Kan & Company was engaged by the Company to render audit or non-audit services, Sam Kan & Company was so approved and appointed by the Company’s Board of Directors. All services rendered by Sam Kan & Company have been so approved.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)(1) The financial statements and information listed below are included in this report in Part II, Item 8.

●	Reports of Independent Registered Public Accounting Firm.

●	Balance Sheets as of December 31, 2012 and 2011.

●	Statements of Operations for each of the two years ended December 31, 2012 and December 31, 2011.

●	Statements of Stockholders’ Equity (Deficit) for each of the two years ended December 31, 2012 and December 31, 2011.

●	Statements of Cash Flows for each of the two years ended December 31, 2012 and December 31, 2011.

●	Notes to the Financial Statements.

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

OXYSURE SYSTEMS, INC.

Date: April 2, 2013	By:	/s/ Julian T. Ross
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

By:	/s/ Julian T. Ross	April 2, 2013
	Julian T. Ross	Date
Chief Executive Officer
President, Secretary, and Director
(Principal Executive Officer)
(Principal Accounting Officer)
(Principal Financial Officer)

By:	*	April 2, 2013
	Donald Reed	Date
Director

By:	*	April 2, 2013
	Vicki Jones	Date
Director

By:	*	April 2, 2013
	Jeremy M. Jones	Date
Director

By:	/s/ Julian T. Ross	April 2, 2013
	Julian T. Ross, Attorney in Fact	Date
for Jeremy M. Jones, Donald Reed and Vicki Jones

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation, dated January 14, 2004 (1)

3.2	Amendment to Articles of Incorporation, dated August 16, 2004 (1)

3.3	Amendment to Articles of Incorporation, dated April 7, 2009 (1)

3.4	Amendment to Articles of Incorporation, dated May 19, 2009 (1)

3.5	Amended and Restated Articles of Incorporation, dated July 7, 2009 (1)

3.6	Bylaws, dated January 15, 2004 (1)

3.7	Second Amended Certificate of Designations Series A Convertible Preferred Stock (1)

4.1	Form of Warrant, dated December 2008 (1)

4.2	Form of Subscription Agreement for Preferred Stock (March 2005) (1)

4.5	Form of Voting Stock Agreement (February 1, 2004) (1)

5.1	Opinion of Oswald & Yap LLP (1)

10.1	Initial Employment Agreement with Julian T. Ross, dated January 15, 2004 (As Amended July 19, 2004) (1)

10.1.1	Amendment to Initial Employment Agreement with Julian T. Ross, dated August 30, 2008 (1)

10.1.2	Second Employment Agreement with Julian T. Ross, dated January 15, 2009 (1)

10.1.3	Amendment to Second Employment Agreement with Julian T. Ross, dated January 15, 2009 (1)

10.1.4	Second Amendment to Second Employment Agreement with Julian T. Ross, dated January 15, 2009 (1)

10.1.5	As amended Second Employment Agreement with Julian T. Ross, dated January 15, 2009 (1)

10.1.6	Third Amendment to Second Employment Agreement with Julian T. Ross, dated January 15, 2010 (1)

10.1.7	As amended Second Employment Agreement with Julian T. Ross, dated January 15, 2010 (1)

10.1.8	Fourth Amendment to Second Employment Agreement with Julian T. Ross, dated January 15, 2010 (1)*

10.1.9	As amended Second Employment Agreement with Julian T. Ross, dated January 15, 2010 (1)*

10.2.1	Amended and Restated Performance Agreement with the Frisco Economic Development Corporation, dated March 22, 2011 (1)*

10.2.2	Renewed and Extended Promissory Note with the Frisco Economic Development Corporation, dated March 22, 2011 (1)*

10.3	5-Year Lease Agreement with Sinacola Commercial Properties, Limited. dated March 6, 2007 (1)

10.3.1	First Amendment to the 5-Year Lease Agreement with Sinacola Commercial Properties, Limited, dated August 24, 2007 (1)

10.3.2	Second Amendment to the 5-Year Lease Agreement with Sinacola Commercial Properties, Limited, dated November 24, 2008 (1)

10.3.3	Sinacola Commercial Properties, Ltd. Letter Agreement, dated March 23, 2011 (1)

10.3.4	Sinacola Commercial Properties, Ltd. Letter Agreement, dated August 15, 2011

10.4	First Note extended to Agave Resources, LLC, dated April 15, 2008 (1)

10.4.1	Amendment to First Note extended to Agave Resources, LLC, dated February 20, 2009 (1)

10.4.2	Third Modification of Agreement of Note with Agave Resources, LLC dated August 30, 2010 (1)

10.4.3	Fourth Modification of Agreement of Note with Agave Resources, LLC dated November 14, 2011

10.4.4	Notice of Conversion of Note with Agave Resources, LLC dated December 31, 2012*

10.5	“Second Note” extended to JTR Investments, Limited, dated March 1, 2008 (1)

10.5.1	Amendment to “Second Note” extended to JTR Investments, Limited, dated February 20, 2009 (1)

10.5.2	Third Modification of Agreement of Note with JTR Investments, Limited dated August 30, 2010 (1)

10.5.3	Fourth Modification of Agreement of Note with JTR Investments, Limited dated November 14, 2011

10.5.4	Notice of Conversion of Second Note and JTR Senior Note with JTR Investments, Limited dated December 31, 2012*

10.6	“Senior Note” Board Approval, dated November 1, 2008 (1)

10.6.1	“Senior Note” extended to JTR Investments, Limited, dated December 31, 2008 (1)

10.6.2	“Senior Note” extended to JTR Investments, Limited, dated June 30, 2009 (1)

10.6.3	Approval of Borrowing Modification with JTR Investments, Limited dated March 30, 2011 (1)

10.7	Asset Purchase and Stock Transfer Agreement with JTR Investments, Limited, and affiliates, dated January 15, 2004 (1)

10.7.1	Exhibits to Asset Purchase and Stock Transfer Agreement with JTR Investments, Limited, and affiliates, dated January 15, 2004 (1)

10.8	Voting Stock Option Plan, dated February 1, 2004 (1)

10.8.1	Voting Stock Option Plan as Amended and Restated July 19, 2004 (1)

10.9	Form of Subcontractor Agreement and Assignment of Intellectual Property (1)

10.10	Department of Transportation Approval Letter, dated October 3, 2008 (1)

10.11	Master Lease Agreement with VenCore Solutions, LLC, dated October 26, 2006 (1)

10.11.1	Moratorium on Payment Agreement, Vencore Solutions, LLC dated March 4, 2011 (1)

10.11.2	Second Moratorium on Payment Agreement, Vencore Solutions, LLC dated July 9, 2012 (1)*

10.11.3	First warrant issued to Vencore Solutions, LLC pursuant to Second Moratorium on Payment Agreement, dated July 9, 2012 (1)*

10.11.4	Second warrant issued to Vencore Solutions, LLC pursuant to Second Moratorium on Payment Agreement, dated July 9, 2012 (1)*

10.12	North Texas Enterprise Center for Medical Technology License Agreement, dated April 8, 2004 (1)

10.12.1	Amendment of North Texas Enterprise Center for Medical Technology License Agreement, dated August 22, 2004 (1)

10.12.2	Amendment of North Texas Enterprise Center for Medical Technology License Agreement, dated May 26, 2005 (1)

10.13	CitiCapital Lease 1, dated September 13, 2007 (1)

10.14	CitiCapital Lease Agreement 2, dated September 13, 2007 (1)

10.15	CitiCapital Lease Agreement 3, dated September 21, 2007 (1)

10.15.1	Amendment to CitiCapital Lease Agreement 3, dated October 24, 2007 (1)

10.15.2	Satisfaction Agreement for Citi Leases 1 and 2, dated July 19, 2012*

10.15.3	Satisfaction Agreement for Citi Lease 3, dated December 5, 2012*

10.16	Dell Lease 1 Agreement, dated June 5, 2008 (1)

10.17	Dell Lease 2 Agreement, dated June 5, 2008 (1)

10.18	Dell Lease 3 Agreement, dated December 1, 2008 (1)

10.19	Neville Financing Lease Agreement, dated April 12, 2012 (1)*

10.20	NMHG- Yale Lease Agreement, dated December 14, 2007 (1)

10.21	Wachovia Lease Agreement, dated December 20, 2007 (1)

10.22	Sinacola Commercial Properties, Ltd. Letter Agreement, dated December 10, 2009 (1)

10.22.1	Sinacola Commercial Properties, Ltd. Extension of Maturity and Notice of Conversion dated May 3, 2012

10.23	Afritex License Agreement dated March 26, 2010 (1)

10.23.1	Amendment To License Agreement dated December 16, 2010 (1)

10.23.2	Modification of Agreement dated December 21, 2010 (1)

10.23.3	Second Modification of Agreement with Afritex Medical Products (Pty) Limited, dated March 25, 2011 (1)

10.24	Afritex Distribution Agreement dated March 26, 2010 (1)

10.25	Afritex Note Purchase Agreement dated March 26, 2010 (1)

10.26	Federal Supply Schedule Contract V797P-41 53b effective November 15, 2008 through November 14, 2013 (1)

10.27	Form of Distribution Agreement (1)

10.28	Memorandum of Understanding dated November 16, 2009 (1)

10.29	Letter Agreement with Sinacola Commercial Properties, Ltd. dated December 15, 2010 (1)

10.30	Promissory Note with Sinacola Commercial Properties, Ltd. dated December 31, 2010 (1)

10.31	Second Promissory Note with Sinacola Commercial Properties, Ltd. dated December 31, 2010 (1)

10.32	Stock Purchase Warrant with Sinacola Commercial Properties, Ltd. dated December 31, 2010 (1)

10.33	Sinacola Commercial Properties, Ltd. Letter Agreement, dated March 23, 2011 (1)

10.34	Second Modification of Agreement with Afritex Medical Products (Pty) Limited, dated March 25, 2011 (1)

10.34.1	As amended Notice of conversion of Afritex Note dated October 13, 2011

10.36	Hagerman agreement dated October 8, 2012*

10.37	Wall Street Buy Sell Hold Consulting Agreement dated October 22, 2012*

14.1	Code of Ethics (1)

16.1	Letter from the Blackwing Group, LLC dated November 10, 2010 (1)

23.1	Consent of Oswald & Yap LLP (included in it opinion set forth in Exhibit 5 hereto) (1)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*

99.1	Form of Subscription Agreement (1)

(1)	Incorporated by reference to the registrant’s registration statement on Form S-1, File no. 333-159402, filed on May 21, 2009, as amended.
*	Filed herewith.