Form 10-K/A
period 2012-12-31
OxySure Systems Inc
filed 2013-04-02
CIK 1413797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No.1 to
FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

The sole purpose of this Amendment No.1 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 ( the “Form 10-K”) is to submit Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files from the Registrant’s Form 10-K for the year ended December 31, 2012.

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