Form 10-Q
period 2013-03-31
OxySure Systems Inc
filed 2013-05-15
CIK 1413797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The aggregate market value of the issuer’s common stock held by non-affiliates of the registrant as of  May 14, 2013, was approximately $3,126,846 based on $.735, the per share price at which the registrant’s common stock was last sold on that date.

The number of shares outstanding of the registrant’s class of $0.0004 par value common stock as of May 14, 2013 was 23,103,996.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

OXYSURE SYSTEMS INC.
 BALANCE SHEETS

	March 31,	December 31,
	2013	2012

ASSETS
Current assets
Cash and cash equivalents	$94,905	$13,514
Accounts receivable, net of allowances for sales returns and allowance for doubtful accounts	73,029	18,487
Inventories	221,486	221,345
Prepaid expenses and other current assets	-	-
Total current assets	389,420	253,346

Property and equipment, net	23,339	27,599
Intangible assets, net	410,990	418,479
Other assets	493,136	516,373

TOTAL ASSETS	$1,316,885	$1,215,797

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$687,474	$595,655
Capital leases - current	308,958	296,116
Notes payable - current	448,494	398,589
Deferred revenue	374,226	499,225
Total current liabilities	1,819,152	1,789,585

Long-term liabilities
Capital leases	$2,304	$2,265
Notes payable	76,072	76,072
Total long-term liabilities	78,375	78,337

TOTAL LIABILITIES	1,897,527	1,867,922

COMMITMENTS AND CONTINGENCY (NOTE 9)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.0005 per share; 25,000,000 shares authorized;
768,750 Series A convertible preferred shares issued and outstanding as of March 31, 2013 and 818,750 shares issued and outstanding as of December 31, 2012.	384	409
Common stock, par value $0.0004 per share; 100,000,000 shares authorized;
23,101,496 shares of voting common stock issued and outstanding as of March 31, 2013 and 22,548,678 shares issued and outstanding as of December 31, 2012.	9,237	9,016
Common stock, subscribed but not issued, par value $0.0004 per share; 100,000,000 shares authorized;
415,850 shares of voting common stock subscribed but not issued as of March 31, 2013 and 0 shares subscribed but not issued as of December 31, 2012.	166	-
Additional paid-in capital	13,838,041	13,597,117
Accumulated deficit	(14,428,471)	(14,258,667)

TOTAL STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME	(580,642)	(652,125)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,316,885	$1,215,797

See accompanying notes to financial statements

OXYSURE SYSTEMS INC.
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

	For the quarter ended March 31,
	2013	2012

Revenues, net	$240,420	$27,884
Cost of goods sold	53,181	12,703
Gross profit	187,239	15,182

Operating expenses
Research and development	36,711	60
Sales and marketing	58,347	2,430
Other general and administrative	236,294	280,995
Loss from operating expenses	(144,113)	(268,303)

Other income (expenses)
Other income (expense)	-	707
Interest expense	(25,236)	(57,855)
Total other income (expenses)	(25,236)	(57,148)

Net loss	(169,349)	(325,451)

Accumulated deficit - beginning of the period	(14,258,667)	(13,430,659)
Prior period adjustments	(455)	-

Accumulated deficit - end of the period	$(14,428,471)	$(13,756,109)

Basic net income (loss) per common share	$(0.007)	$(0.02)
Diluted net income (loss) per common share	$(0.007)	$(0.02)

Weighted average common shares outstanding:
Basic	22,665,515	17,844,462
Diluted	22,665,515	17,844,462

See accompanying notes to financial statements

OXYSURE SYSTEMS, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
AS OF AND FOR THE QUARTER ENDED MARCH 31, 2013

	Convertible Preferred Stock		Common Stock			Additional Paid-in Capital -	Additional Paid-in Capital - Warrants	Additional	Other		Accumulated Other	Total Stockholders'
	Shares	Par Value	Shares	Par Value	Warrant Issuance	Preferred Stock	and Options	Paid-in Capital	Stockholder Equity	Deficit Accumulated	Comprehensive Income/ (Loss)	Equity (Deficit)

Balance as of December 31, 2012	818,750	$409	22,548,678	$9,016	47,750	$907,871	$4,526,413	$8,115,081	$-	$(14,258,667)	$-	$(652,125)

- Common stock options exercised
- Common stock warrants exercised			350,000	140				3,360				3,500
- Common stock issued upon conversion of convertible preferred stock	(50,000)	(25)	61,000	24.40				0.60				-
- Common stock issued upon conversion of convertible notes			-	-				-				-
- Common stock issued for cash			25,818	10.33				14,990				15,000
- Common stock issued for services			50,000	20.00				19,003				19,023
- Common stock issued in connection with the acquisition of assets			66,000	26			-	(26)				-
- Common stock subscribed not issued								215,658	166			215,824
- Common stock options issued for compensation							(12,061)	-				(12,061)
- Common stock options and warrants issued for services							-					-
- Common stock warrants issued in connection with deferred loan costs							-			-		-
- Common stock warrants issued in connection with convertible loans							-					-
- Prior period adjustment: correction to accounting error										(455)		(455)
												-
Net Loss for quarter ending March 31, 2013										(169,349)		(169,349)

Balance as of March 31, 2013	768,750	$384	23,101,496	$9,237	47,750	$907,871	$4,514,352	$8,368,066	$166	$(14,428,471)	$-	$(580,642)

See accompanying notes to financial statements

OXYSURE SYSTEMS INC.
STATEMENTS OF CASH FLOWS

	For the quarter ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(169,349)	$(325,451)
Adjustments to reconcile net income to net
cash used in operating activities
Depreciation	4,883	41,505
Amortization of intangible assets	30,726	7,441
Prior period adjustment	(455)	-

Amortization of debt discount and warrant fair values related to convertible loans	21,802	52,305
Changes in deferred rent and leasehold improvement allowance	(0)	(5,370)
Issuance of common stock options to employees as
compensation	(12,061)	9,514
Issuance of common stock for services	19,023	-
Changes in current assets and liabilities:
Accounts receivable	(54,542)	(5,125)
Inventory	(142)	(17,473)
Prepaid expenses and other current assets	-	-
Accounts payable and accrued liabilities	91,819	10,536
Deferred revenue	(125,000)	-

NET CASH USED IN OPERATING ACTIVITIES	(193,295)	(232,118)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(623)	-

NET CASH USED IN INVESTING ACTIVITIES	(623)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loan proceeds, net	28,103	172,103
Payment of capital leases	12,881	(1,619)
Issuance of common stock for cash	15,000	-
Common stock subscribed	215,824	-
Proceeds from exercise of common stock options and warrants	3,500	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	275,308	170,484

Net change in cash and cash equivalents	81,391	(61,634)

Cash and cash equivalents, at beginning of period	13,514	65,118

Cash and cash equivalents, at end of period	$94,905	$3,484

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$182	$446
Income taxes	$-	$-

Supplemental non-cash investing and financing activities:
Promissory subordinated convertible notes converted to common	$-	$251,407

See accompanying notes to financial statements

OXYSURE® SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013
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
MARCH 31, 2013
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

Deferred Revenue and Income - We defer revenue and income when we invoice a customer or a customer makes a payment and the requirements of revenue recognition have not been met (i.e. persuasive evidence of an arrangement exists, shipment from a company warehouse has occurred, the price is fixed or determinable and collectability is reasonably assured). Deferred Revenue was $374,226 and $499,225 as at March 31, 2013 and December 31, 2012, respectively.

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

At March 31, 2013 inventories consisted of the following:

March 31, 2013

Parts inventory	$92,786
Work in process	97,785
Finished goods	30,915
Total inventories	$221,486

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
MARCH 31, 2013
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

Property and Equipment – Property and equipment are recorded at cost with depreciation and amortization provided over the shorter of the remaining lease term or the estimated useful life of the improvement ranging from three to seven years. Renewals and betterments that materially extend the life of an asset are capitalized. Expenditures for maintenance and repairs are charged to expense when incurred. Furniture and fixtures are depreciated over five years. Machinery and equipments are depreciated over five to seven years. Software is depreciated over three years.  Leasehold improvements are computed using the shorter of the estimated useful lives of the assets or the lease terms.  Depreciation expense was $4,883 and $41,505 for the three month periods ended March 31, 2013 and 2012, respectively.

Other Long-Lived Assets – We have two types of intangible assets – patents and trademarks.  Intangible assets are carried at cost, net of accumulated amortization.  Amortization expense for patents and trademarks was $7,489 and $7,489 for the three month periods ended March 31, 2013 and 2012, respectively.

Intangible assets with definite useful lives and other long-lived assets are tested for impairment if certain impairment indicators are identified.  Management evaluates the recoverability of its identifiable intangible assets in accordance with applicable accounting guidance, which requires the assessment of these assets for recoverability when events or circumstances indicate a potential impairment exists. Certain events and circumstances the Company considered in determining whether the carrying value of identifiable intangible assets may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; and changes in its business strategy.  In determining if impairment exists, we estimate the undiscounted cash flows to be generated from the use and ultimate disposition of these assets.  If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Impairment charges for patents were $0 for each of the three month periods ended March 31, 2013 and 2012.

OXYSURE® SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Other Assets – We record Other Assets net of accumulated amortization. Total amortization expense for Other Assets was $23,237 and $0 for the three month periods ended March 31, 2013 and 2012, respectively.

Capitalization of software: We account for internal-use software and website development costs, including the development of our partner marketplaces in accordance with ASC 350-50 (Intangibles – Website cost). We capitalize internal costs consisting of payroll and direct payroll-related costs of employees who devote time to the development of internal-use software, as well as any external direct costs. We amortize these costs over their estimated useful lives, which typically range between three to five years. Our judgment is required in determining the point at which various projects enter the stages at which costs may be capitalized, in assessing the ongoing value of the capitalized costs, and in determining the estimated useful lives over which the costs are amortized. The estimated life is based on management’s judgment as to the product life cycle.

Amortization expense for websites and URLs was $10,751 and $0 for the three month periods ended March 31, 2013 and 2012, respectively.

Allowance for Doubtful Accounts - We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make payments.  We periodically review these allowances, including an analysis of the customers’ payment history and information regarding the customers’ creditworthiness.  Actual write-offs have not been materially different from the estimated allowance. We recorded bad debt expense of $0 for each of the three month periods ended March 31, 2013 and 2012.

Research and Development Costs – Costs associated with the development of our products are charged to expense as incurred.  $36,711 and $60 were incurred in the three month periods ended March 31, 2013 and 2012, respectively.

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
MARCH 31, 2013
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The expected term is based on the observed and expected time to exercise and post-vesting cancellations of options by employees.  Upon the adoption of the accounting guidance, we continued to use historical volatility in deriving its expected volatility assumption as allowed under GAAP because we believe that future volatility over the expected term of the stock options is not likely to differ materially from the past. The risk-free interest rate assumption is based on 5-year U.S Treasury zero-coupon rates appropriate for the expected term of the stock options. The expected dividend assumption is based on the history and expectation of dividend payouts.  The fair values generated by the Black-Scholes model may not be indicative of the actual fair values of the equity awards, as we do not consider other factors important to those awards to employees, such as continued employment, periodic vesting requirements and limited transferability.  The amount of stock based compensation expenses is net of an estimated forfeiture rate, which is also based on historical data. For the three month periods ended March 31, 2013 and 2012, stock based compensation expense was approximately $(12,061) and $9,514, respectively, which consisted primarily of stock-based compensation expense related to stock options issued to the employees and recognized under GAAP.

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees. In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services to be provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined. The Company recognizes this expense over the period in which the services are provided. For the three month periods ended March 31, 2013 and 2012, stock based compensation expense was approximately $0 and $0, respectively which consisted primarily of stock-based compensation expense related to stock options and warrants recognized under GAAP issued to consultants and other non-employees.

The following table shows the components of the Company’s stock based compensation expense for employees, consultants and other non-employees:

	Three months ended March 31,
	2013	2012

Common Stock options issued for compensation	$(12,061)	$9,514
Common Stock options and warrants issued for services	-	-

Total	$(12,061)	$9,514

Shipping and Handling Costs - Shipping and handling charges to customers are included in net revenues, and the associated costs incurred are recorded in cost of revenues.

Advertising Costs - Advertising costs are charged to operations when incurred.  We incurred $58,347 and $2,430 in advertising and promotion costs during the three month periods ended March 31, 2013 and 2012, respectively.

OXYSURE® SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Litigation and Settlement Costs - Legal costs are expensed as incurred. The Company records a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) accrue the best estimate within a range of loss if there is a loss or, when there is no amount within a range that forms a better estimate, the Company will accrue the minimum amount in the range. The Company was not involved in any legal proceedings, litigation or other legal actions during the three months ended March 31, 2013.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share follows:

	Three months ended March 31,
	2013	2012
Historical net loss per share:

Numerator
Net loss, as reported	(169,349)	(325,451)
Less: Effect of amortization of interest expense on convertible notes	-	-
Net loss attributed to common stockholders (diluted)	(169,349)	(325,451)

Denominator
Weighted-average common shares outstanding	22,665,515	17,844,462
Effect of dilutive securities	-	-
Denominator for diluted net loss per share	22,665,515	17,844,462
Basic and diluted net loss per share	$(0.007)	$(0.02)

The following outstanding options, warrants, convertible preferred shares and convertible note shares were excluded from the computation of basic and diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect.

	Three months ended March 31,
	2013	2012

Options to purchase common stock	1,444,921	1,943,754
Warrants to purchase common stock	1,519,534	2,754,650
Common shares issuable upon conversion of convertible preferred stock	937,875	1,608,875
Convertible note shares outstanding	411,985	1,696,330

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

OXYSURE® SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013
(Unaudited)

NOTE 2 – BALANCE SHEET COMPONENTS

	March 31,	December 31,
	2013	2012

Cash and cash equivalents:
Cash	$94,905	13,514
Total cash and cash equivalents	$94,905	$13,514

Inventories:
Total inventories	$221,486	$221,345

Accounts Receivable, net of allowances	$73,029	$18,487

Property and equipment, net:
Machinery and equipment	919,736	919,736
Leasehold improvements	547,856	547,856
Computer equipment and furniture and fixtures	237,420	236,797
Software	10,691	10,691
	1,715,703	1,715,080
Accumulated depreciation and amortization	(1,692,364)	(1,687,481)
Total property and equipment, net	$23,339	$27,599

Other Assets:
Deferred loan costs, net	212,265	224,751
Security deposits	53,274	53,274
Website development, software, URLs, net	227,597	238,348
	$493,136	$516,373

Accounts payable and accrued expenses:
Leasehold Improvement Allowance	-	-
Accounts payable	110,997	70,141
Accrued interest	-	-
Accrued expenses for website and software	143,286	143,286
Stockholder advances	242,483	207,472
Other accrued liabilities	190,709	174,756
Total accounts payable and accrued expenses	$687,474	$595,655

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

OXYSURE® SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013
(Unaudited)

NOTE 3 – INTANGIBLE ASSETS (CONTINUED)

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with applicable accounting guidance. Impairment charges for patents were $0 for each of the three month periods ended March 31, 2013 and 2012.

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

The carrying values of our amortized acquired intangible assets as of the March 31, 2013 are as follows:

	March 31, 2013
	Gross	Accumulated Amortization and write off	Net

Patents	$613,690	$(239,682)	$374,008
Trademarks	$45,723	$(8,741)	$36,982
	$659,413	$(248,423)	$410,990

Of the net amount of $410,990 in intangible assets as of March 31, 2013, approximately 91% is in patents and approximately 9% is in trademarks.  Included in the $659,413 gross amount for patents and trademarks is $157,000 acquired from entities controlled by the founder of the Company in January 2004. The remaining $502,413 represents amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of patent and trademark applications.

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
MARCH 31, 2013
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

The unamortized discount at March 31, 2013 was $37,237, and the net amount of the Frisco Note as at March 31, 2013 was $110,763.

Future principal payments of this note payable are as follows:

2013	$44,000
2014	52,000
2015	52,000
$148,000

Sinacola Subordinated, Convertible Notes.

Third Landlord Note; Fourth Landlord Note:

On December 10, 2009 we entered into a Rent Satisfaction Agreement (the “2009 RSA”) with our landlord, Sinacola Commercial Properties, Ltd. (“Sinacola”). In terms of the 2009 RSA we issued Sinacola two Promissory Notes pursuant to the 2009 RSA – the First Landlord Note and the Second Landlord Note – both of which were subsequently converted to our common stock.

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

In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from the Third Landlord Note and the Fourth Landlord Note were allocated based on the relative fair values of the notes without the warrants issued in conjunction with the notes and of the warrants themselves at the time of issuance. We recorded the relative fair value of the warrant issued pursuant to the Third Landlord Note in the amount of $70,853 as a debt discount upon issuance, and amortized this debt discount as interest expense over the life of the note.  Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $39,147, at the time of issuance provided to the holder of the note, which was also amortized as interest expense over the life of the note. We recorded interest expense in the amounts of $0 and $15,000 for the three month periods ended March 31, 2013 and 2012, respectively in connection with the Third Landlord Note.  We recorded the relative fair value of the warrant issued pursuant to the Fourth Landlord Note in the amount of $71,314 as a debt discount upon issuance, and amortized this debt discount as interest expense over the life of the note.  Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $34,409, at the time of issuance provided to the holder of the note, which was also amortized as interest expense over the life of the note. We recorded interest expense in the amounts of $0 and $14,417 for the three month periods ended March 31, 2013 and 2012, respectively in connection with the Fourth Landlord Note.

OXYSURE® SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013
(Unaudited)

NOTE 4 – NOTES PAYABLE (CONTINUED)

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

In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from the Fifth Landlord Note and the Sixth Landlord Note were allocated based on the relative fair values of the notes without the warrants issued in conjunction with the notes and of the warrants themselves at the time of issuance. We recorded the relative fair value of the warrant issued to Fifth Landlord Note in the amount of $32,207 as a debt discount upon issuance, and amortized this debt discount as interest expense over the life of the note.  Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $17,793, at the time of issuance provided to the holder of the note, which we also amortize as interest expense over the life of the note. We recorded interest expense in the amounts of $5,694 and $6,250 for the three months ended March 31, 2013 and March 31, 2012, respectively in connection with the Fifth Landlord Note.  We recorded the relative fair value of the warrant issued to Sixth Landlord Note in the amount of $32,207 as a debt discount upon issuance, and amortized this debt discount as interest expense over the life of the note.  Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $15,540, at the time of issuance provided to the holder of the note, which we also amortize as interest expense over the life of the note. We recorded interest expense in the amounts of $5,437 and $5,968 for the three months ended March 31, 2013 and March 31, 2012, respectively in connection with the Sixth Landlord Note.

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
MARCH 31, 2013
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

In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from the Seventh Landlord Note and the Eighth Landlord Note were allocated based on the relative fair values of the notes without the warrants issued in conjunction with the notes and of the warrants themselves at the time of issuance. We recorded the relative fair value of the warrant issued to Seventh Landlord Note in the amount of $32,223 as a debt discount upon issuance, and we amortize this debt discount as interest expense over the life of the note.  Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $17,827, at the time of issuance provided to the holder of the note, which we also amortize as interest expense over the life of the note. We recorded interest expense in the amounts of $5,460 and $5,460 for the three months ended March 31, 2013 and March 31, 2012, respectively in connection with the Seventh Landlord Note.  We recorded the relative fair value of the warrant issued to Eighth Landlord Note in the amount of $32,223 as a debt discount upon issuance, and we amortize this debt discount as interest expense over the life of the note.  Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $15,540, at the time of issuance provided to the holder of the note, which we also amortize as interest expense over the life of the note. We recorded interest expense in the amounts of $5,210 and $5,210 for the three months ended March 31, 2013 and March 31, 2012, respectively in connection with the Eighth Landlord Note.

OXYSURE® SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013
(Unaudited)

NOTE 4 – NOTES PAYABLE (CONTINUED)

The following table reflects the carrying values of our short-term and long-term notes payable as of March 31, 2013:

	Effective Interest Rate	Principal	Discount	March 31, 2013

Current notes payable
Sinacola, Third Landlord Note	0%	$110,000	-	$110,000
Sinacola, Fourth Landlord Note	0.00%	110,715	-	110,715
Sinacola, Fifth Landlord Note	45.55%	50,000	-	50,000
Sinacola, Sixth Landlord Note	43.50%	50,000	-	50,000
Sinacola, Seventh Landlord Note	43.64%	50,050	16,380	33,670
Sinacola, Eighth Landlord Note	41.64%	50,050	15,631	34,419
Beaufort Ventures, PLC	12%	25,000	-	25,000
Frisco EDC	12.34%	44,000	9,309	34,691

Total short-term notes payable		$489,815	41,321	$448,494

Long-term notes payable
Frisco EDC	12.34%	$104,000	27,928	$76,072

Total long-term notes payable		$104,000	$27,928	$76,072
Total short-term and long-term notes payable		$593,815	$69,249	$524,566

OXYSURE® SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013
(Unaudited)

NOTE 4 – NOTES PAYABLE (CONTINUED)

The following table summarizes our outstanding notes payable as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012

Current portion of notes payable	$59,691	$31,588
Current portion of convertible notes payable	388,804	367,001
Current portion of notes payable, net	$448,494	$398,589

Long-term portion of notes payable	$104,000	$104,000
Less: Unamortized discount	(27,928)	(27,928)
	76,072	76,072

Long-term portion of convertible notes payable	$-	$-
Less: Unamortized discount	-	-
	-	-

Long-term portion of notes payable, net	$76,072	$76,072

OXYSURE® SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013
(Unaudited)

NOTE 5 - SHAREHOLDERS’ EQUITY

Preferred Shares Rights

On December 31, 2005, the Company’s Board of Directors adopted a Preferred Shares Rights Agreement (the “Original Rights Agreement”).   Pursuant to the Agreement, the Board authorized the issuance of up to 5,000,000 shares of preferred stock, par value $0.0005 per share. As of December 31, 2005, the Company had authorized the issuance of 2,000,000 shares of preferred stock designated as Series A Convertible Preferred Stock (“Series A Preferred”). On March 22, 2006 the Company authorized an increase in the issuance of the Series A Preferred to 3,100,000 shares of preferred stock. On July 2, 2008 the Company further authorized an increase in the issuance of the Series A Preferred to 3,143,237 shares of preferred stock. The original issue price of the Series A Preferred is $1.00 per share. There were 768,750 and 818,750 Series A Preferred shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively.

During the three months ended March 31, 2013 the Company did not issue any shares of the Series A Preferred. During the three months ended March 31, 2013 approximately 50,000 shares of the Series A Preferred have been converted into approximately 61,000 shares of our common stock at a conversion ratio of 1.22:1.

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
MARCH 31, 2013
(Unaudited)

NOTE 5 - SHAREHOLDERS’ EQUITY (CONTINUED)

Common Stock

The Company has authorized 100,000,000 shares of $0.0004 par value common stock.

During the three months ended March 31, 2013:

·
We issued approximately 61,000 shares of our common stock pursuant to the cashless conversion of approximately 50,000 shares of our Series A Convertible Preferred Stock at a conversion ratio of 1.22:1.

·	We issued approximately 25,818 shares of common stock for $15,000 in cash at an aggregate price of $.58 per share.

·
We received proceeds of approximately $3,500 from the issuance of 350,000 shares of common stock pursuant to the exercise of 350,000 warrants (issued in March 2008 to Agave Resources, LLC, an affiliate of us, in connection with a $750,000 convertible note, which was subsequently – in December 2012 – converted to our common stock at an aggregate exercise price of $1.50 per share).

·	We issued approximately 50,000 shares of common stock for services valued at approximately $19,023.

·	We issued approximately 66,000 shares of common stock in connection with the acquisition of assets valued at approximately $191,048.

As of March 31, 2013 we had approximately 415,850 shares of voting common stock subscribed for but not issued for a total aggregate consideration of $215,824.

As of March 31, 2013 we had approximately 23,101,496 shares of common stock issued and outstanding.

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

Stock Options

The following table summarizes information about the number and weighted average of the options that were forfeited or expired under the Plan as at March 31, 2013:

	Employee		Non-Employee
		Weighted		Weighted
	Number	Average	Number	Average	Combined
	Of	Exercise	Of	Exercise	Total
	Options	Price	Options	Price	Options
Outstanding at December 31, 2012	1,442,916	$0.37	18,180	$1.15	1,461,096
Granted	-	$-	-	$-	-
Exercised	-	$-	-	$-	-
Forfeited/Cancelled	(16,175)	$1.24	-	$-	(16,175)
Outstanding at March 31, 2013	1,426,741	$0.37	18,180	$1.15	1,444,921

OXYSURE® SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

NOTE 6 - STOCK OPTIONS AND WARRANTS (CONTINUED)

We used the following assumptions to estimate the fair value of options granted under the Plan for the three months ended March 31, 2013 and 2012:

	Equity Incentive Plans for the Three months ended March 31,
	2013	2012

Expected terms (in years)	5-10	5-10
Volatility (weighted ave.)	30%	26%
Risk-free interest rate (weighted ave.)	0.77%	1.04%
Expected dividend rate	0%	0%

Risk-Free Interest Rate	The risk-free interest rate assumption was based on U.S. Treasury instruments with a term that is consistent with the expected term of our stock options.
Expected Volatility	We use historical volatility in deriving our expected volatility assumption because we believe that future volatility over the expected term of the stock options is not likely to differ from the past.
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
Forfeitures
FASB ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  We only record stock-based compensation expense for awards that are expected to vest. While we generally consider historical forfeitures in our estimates, judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited. Our estimate for forfeitures may differ from actual forfeitures. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted when we record a true-up for the difference in the period that the awards vest.  We adjust stock-based compensation expense based on our actual forfeitures on an annual basis, if necessary.

As of March 31, 2013, there were unrecognized compensation costs of approximately $0 related to non-vested stock option awards granted after April 2004.

Stock compensation cost, using the graded vesting attribute method in accordance with Codification topic 718, is recognized over the requisite service period, generally 5 years, during which each tranche (one fifth) of shares is earned (zero, one, two, three, and four years).  The value of each tranche is amortized on a straight-line basis.  For the three months ended March 31, 2013, stock based compensation expense was approximately $(12,061), which consisted primarily of stock-based compensation expense related to stock options recognized under GAAP issued to employees.  For the three months ended March 31, 2013, there were no options exercised.

OXYSURE® SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013
(Unaudited)
NOTE 6 - STOCK OPTIONS AND WARRANTS (CONTINUED)

Warrants.

The following table summarizes our warrant activities for the three months ended March 31, 2013:

		Weighted
	Number	Average
	Of	Exercise
	Warrants	Price
Outstanding at December 31, 2012	1,877,034	$0.80
Granted	-	$-
Exercised	(350,000)	$0.01
Forfeited/Cancelled	(7,500)	$1.00
Outstanding at March 31, 2013	1,519,534	$0.80

NOTE 7 – INCOME TAXES

Removed and reserved.

NOTE 8 – LICENSE AND SERVICE AGREEMENTS

We did not enter into any new license agreements during three months ended March 31, 2013.

NOTE 9 – COMMITMENTS AND CONTINGENCY

Leases

Operating Lease –   During 2007, we entered into a long-term non-cancelable lease for office space, which expired in October 2012.  As at March 31, 2013 we were not subject to any lease agreement. We accrued an amount of $10,313 as deferred rent for the three months ended March 31, 2013.

Capital lease – During 2006 we entered into a master lease agreement with a VenCore Solutions, LLC (“Vencore”) that allowed us to lease up to $750,000 of equipment (the “Vencore Master Lease”). This maximum amount available under this lease was subsequently increased to $805,000. The Vencore Master Lease required a security deposit of 10% of the amount of each individual lease schedule, a payment of Series A Convertible Preferred Stock shares equal to 5% of the lease divided by $1.00, and 36 monthly payments of 3.33% of the lease. We have the option to purchase the equipment at the end of each lease term at the lesser of 12% of the original equipment cost or the fair market value. On March 4, 2011 Vencore agreed to a payment moratorium, which was to continue until the earlier to occur of (i) the execution and completion of a mutually agreed upon cash settlement ("Settlement"), or (ii) the execution of a mutually agreed upon repayment plan ("Plan") or February 29, 2012.

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
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

NOTE 9 – COMMITMENTS AND CONTINGENCY (CONTINUED)

Between 2007 and 2012, we entered into agreements with other finance companies (other than Vencore) to acquire equipment with interest rates ranging from 7% to 19% with three to five-year lease terms. Minimum non-cancellable lease payments required under all capital leases as at March 31, 2013 are as follows:

2013	$308,958
2014	1,728
2015	576
Total	311,261

Less amounts representing interest	(646)

Total	$310,616

Legal Proceedings

The Company is subject to litigation in the normal course of business, none of which management believes will have a material adverse effect on the Company’s financial statements. As of March 31, we were not a party to any ongoing litigation.

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

NOTE 10 – RELATED PARTY TRANSACTIONS

A summary of the related party financings and notes as at March 31, 2013 is as follows:

	Shareholder advances
Related party	Julian Ross (1)	Other
Amount	$242,483	$0
Stated interest rate	0%	0%
Maturity	n/a	n/a

(1) Our CEO, Mr. Ross provides us shareholder cash advances and other consideration from time to time to fund working capital.

OXYSURE® SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013
(Unaudited)

NOTE 11 – NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of net basic and diluted net income (loss) per share:

	Quarter ended March 31,
	2013	2012

Net income (loss)	(169,349)	(325,451)
Shares used in computing basic per share amounts (weighted ave.)	22,665,515	17,844,462
Net income (loss) per share:
Basic and Diluted	$(0.007)	$(0.02)

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
MARCH 31, 2013
(Unaudited)

NOTE 12 – FAIR VALUE MEASUREMENTS (CONTINUED)

Level 3 — Unobservable inputs to the valuation methodology that is significant to the measurement of fair value of assets or liabilities.

Assets Measured at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis which were comprised of the following types of instruments as of March 31, 2013:

	Total	Level 1	Level 2	Level 3

Cash (1)	$94,905	$94,905	-	-
Total cash equivalents as of March 31, 2013	$94,905	$94,905	$-	$-

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

NOTE 14 – SEGMENT INFORMATION

We are organized as, and operate in, one reportable segment: the development, distribution and sale of specialty respiratory products and related medical products, accessories and services. Our chief operating decision-maker is our Chief Executive Officer. Our Chief Executive Officer reviews financial information presented on a consolidated basis for purposes of evaluating financial performance and allocating resources, accompanied by information about revenue by geographic regions. Our assets are primarily located in the United States of America and not allocated to any specific region and we do not measure the performance of our geographic regions based upon asset-based metrics. Therefore, geographic information is presented only for revenue. Revenue by geographic region is based on the ship to address on our customer orders.

OXYSURE® SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013
(Unaudited)

NOTE 14 – SEGMENT INFORMATION (CONTINUED)

The following presents total revenue by geographic region for the three month periods ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013	2012

Product Revenue:
United States - product sales	$115,420	$27,884
ROW - license fees/service revenue	$125,000	$-
Totals	$240,420	$27,884

NOTE 15 – GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  We have been suffering from recurring losses from operations. We have an accumulated deficit of $14,428,471 and $14,258,667 at March 31, 2013 and December 31, 2012, respectively, and stockholders’ deficits of $580,642 and $652,125 as of March 31, 2013 and December 31, 2012, respectively. We require substantial additional funds to manufacture and commercialize our products. Our management is actively seeking additional sources of equity and/or debt financing; however, there is no assurance that any additional funding will be available.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying March 31, 2013 balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, to maintain present financing, and to generate cash from future operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis summarizes the significant factors affecting our results of operations, financial conditions and liquidity position for the three months ended March 31, 2013 and 2012, and should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this report.

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

Highlights

Some of our key financial performance statistics for the first quarter of 2013, as compared to the same metric for the first quarter of 2012, include the following:

●	Total revenue increased by approximately 762.2%;

●	General and administrative expense declined by approximately 3%;

●	Interest expense declined by approximately 56%;

●	Net loss declined by approximately 48%;

●	Stockholder deficit declined by approximately $2,261,027; and

●	Net loss per share declined from $.02 per share to $.007 per share.

Some of our key non-financial highlights and milestones achieved during the first quarter of 2013 include the following:

●
We signed distribution agreements with Aero Health Holdings Limited to distribute our products in Australia and New Zealand, and with Aero Healthcare Limited to distribute our products in the United Kingdom, and for the CE Marking of our products;

●	We added Jeremy M. Jones, former Chairman & CEO of Apria Healthcare as a new independent Director;

●	We expanded our product offerings with the addition of six AED brands, including Philips, Zoll, Physio Control (formerly Medtronic), Cardiac Science, Defibtech and Heartsine; and

●	We reached a significant milestone in that our flagship product, the OxySure Model 615 emergency oxygen device was used in connection with in excess of 2,000 saves.

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

●	We plan to leverage our core competencies in oxygen, breathing technologies, research and manufacturing to pursue revenue opportunities in new vertical markets.

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

Deferred Revenue and Income - We defer revenue and income when we invoice a customer or a customer makes a payment and the requirements of revenue recognition have not been met (i.e. persuasive evidence of an arrangement exists, shipment from a company warehouse has occurred, the price is fixed or determinable and collectability is reasonably assured). Deferred Revenue was $374,226 and $499,225 as at March 31, 2013 and December 31, 2012, respectively.

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

At March 31, 2013 inventories consisted of the following:

March 31, 2013

Parts inventory	$92,786
Work in process	97,785
Finished goods	30,915
Total inventories	$221,486

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

Property and Equipment – Property and equipment are recorded at cost with depreciation and amortization provided over the shorter of the remaining lease term or the estimated useful life of the improvement ranging from three to seven years. Renewals and betterments that materially extend the life of an asset are capitalized. Expenditures for maintenance and repairs are charged to expense when incurred. Furniture and fixtures are depreciated over five years. Machinery and equipments are depreciated over five to seven years. Software is depreciated over three years.  Leasehold improvements are computed using the shorter of the estimated useful lives of the assets or the lease terms.  Depreciation expense was $4,883 and $41,505 for the three month periods ended March 31, 2013 and 2012, respectively.

Other Long-Lived Assets – We have two types of intangible assets – patents and trademarks.  Intangible assets are carried at cost, net of accumulated amortization.  Amortization expense for patents and trademarks was $7,489 and $7,489 for the three month periods ended March 31, 2013 and 2012, respectively.

Intangible assets with definite useful lives and other long-lived assets are tested for impairment if certain impairment indicators are identified.  Management evaluates the recoverability of its identifiable intangible assets in accordance with applicable accounting guidance, which requires the assessment of these assets for recoverability when events or circumstances indicate a potential impairment exists. Certain events and circumstances the Company considered in determining whether the carrying value of identifiable intangible assets may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; and changes in its business strategy.  In determining if impairment exists, we estimate the undiscounted cash flows to be generated from the use and ultimate disposition of these assets.  If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Impairment charges for patents were $0 for each of the three month periods ended March 31, 2013 and 2012.

Other Assets – We record Other Assets net of accumulated amortization. Total amortization expense for Other Assets was $23,237 and $0 for the three month periods ended March 31, 2012 and 2011, respectively.

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

Amortization expense for websites and URLs was $10,751 and $0 for the three month periods ended March 31, 2013 and 2012, respectively.

Allowance for Doubtful Accounts - We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make payments.  We periodically review these allowances, including an analysis of the customers’ payment history and information regarding the customers’ creditworthiness.  Actual write-offs have not been materially different from the estimated allowance. We recorded bad debt expense of $0 for each of the three month periods ended March 31, 2013 and 2012.

Research and Development Costs – Costs associated with the development of our products are charged to expense as incurred.  $36,711 and $60 were incurred in the three month periods ended March 31, 2013 and 2012, respectively.

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

The expected term is based on the observed and expected time to exercise and post-vesting cancellations of options by employees.  Upon the adoption of the accounting guidance, we continued to use historical volatility in deriving its expected volatility assumption as allowed under GAAP because we believe that future volatility over the expected term of the stock options is not likely to differ materially from the past. The risk-free interest rate assumption is based on 5-year U.S Treasury zero-coupon rates appropriate for the expected term of the stock options. The expected dividend assumption is based on the history and expectation of dividend payouts.  The fair values generated by the Black-Scholes model may not be indicative of the actual fair values of the equity awards, as we do not consider other factors important to those awards to employees, such as continued employment, periodic vesting requirements and limited transferability.  The amount of stock based compensation expenses is net of an estimated forfeiture rate, which is also based on historical data. For the three month periods ended March 31, 2013 and 2012, stock based compensation expense was approximately $(12,061) and $9,514, respectively, which consisted primarily of stock-based compensation expense related to stock options issued to the employees and recognized under GAAP.

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees. In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services to be provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined. The Company recognizes this expense over the period in which the services are provided. For the three month periods ended March 31, 2013 and 2012, stock based compensation expense was approximately $0 and $0, respectively which consisted primarily of stock-based compensation expense related to stock options and warrants recognized under GAAP issued to consultants and other non-employees.

The following table shows the components of the Company’s stock based compensation expense for employees, consultants and other non-employees:

	Three months ended March 31,
	2013	2012

Common Stock options issued for compensation	$(12,061)	$9,514
Common Stock options and warrants issued for services	-	-

Total	$(12,061)	$9,514

Shipping and Handling Costs - Shipping and handling charges to customers are included in net revenues, and the associated costs incurred are recorded in cost of revenues.

Advertising Costs - Advertising costs are charged to operations when incurred.  We incurred $58,347 and $2,430 in advertising and promotion costs during the three month periods ended March 31, 2013 and 2012, respectively.

Litigation and Settlement Costs - Legal costs are expensed as incurred. The Company records a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) accrue the best estimate within a range of loss if there is a loss or, when there is no amount within a range that forms a better estimate, the Company will accrue the minimum amount in the range. The Company was not involved in any legal proceedings, litigation or other legal actions during the three months ended March 31, 2013.

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

	Three months ended March 31,
	2013	2012

Revenues	$240,420	$27,884
Operating expenses	331,352	283,485
Net income (loss)	(169,349)	(325,451)
Net income (loss) per share	$(0.007)	$(0.02)

Results for the Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012 (unaudited)

Revenues

We had $240,420 revenues from operations for the three months ended March 31, 2013 as compared to revenues of $27,884 for the three months ended March 31, 2012.  The increase in revenues is primarily attributable to an increase in existing product sales, an increase in licensing/service revenues and an increase in new products developed for the military as part of a teaming agreement.

Operating Expenses

Total expenses for the three months ended March 31, 2013 were $409,769, which amount includes $331,352 of selling, general and administrative expenses, $53,181 in cost of goods sold, and $25,236 in interest expense, as compared to total expenses for the three months ended March 31, 2012 of $354,042, which amount includes $283,485 of selling, general and administrative expenses, $12,703 in cost of goods sold, and $57,855 in interest expense. The increase in total selling, general and administrative expenses is primarily attributable to an increase in advertising and promotional expense and an increase in research and development expense, offset by a decrease in other general and administrative expense. The decrease in interest expense is primarily attributable to a decrease in interest expense related to convertible notes.

Research and Development

Research and development expenses of $36,711 and $60 were incurred in the three months periods ended March 31, 2013 and 2012, respectively.  The increase in research and development expense is primarily attributable to an increase in expense related to product development for military markets.

Net Loss

Net loss for the three months ended March 31, 2013 was $169,349 and diluted net loss per share was $0.007 as compared to a net loss for the three months ended March 31, 2012 of $325,451 and diluted net loss per share of $0.02.  The decrease in net loss per share is primarily due to the combined effect of an increase in revenues and a decrease in interest expense, offset by an increase in selling, general and administrative expenses.

Liquidity and Capital Resources

We had a cash balance of approximately $94,905 as of March 31, 2013, as compared to $3,484 as of March 31, 2012.  Our funds are kept in financial institutions located in the United States of America.

We had negative working capital of approximately $1,429,732 as of March 31, 2013 as compared to a negative working capital of $2,236,913 as of March 31, 2012.

We had total notes payable of $524,566 and $474,661 as of March 31, 2013 and December 31, 2012, respectively.  The increase in Notes Payable was primarily due to the issuance of a new note in the amount of $25,000 and a decrease in debt discount associated with convertible notes.

We generally provide our customers with terms of up to 30 days on our accounts receivable.  In some cases we require prepayment, depending on history or credit review.  Further, we generally require pre-payment on orders shipped to international destinations.  Our accounts receivable, net of allowances for sales returns and allowance for doubtful accounts, were $73,029 and $18,487 as at March 31, 2013 and December 31, 2012, respectively.

Since inception, we have been engaged primarily in product research and development, obtaining certain regulatory approvals, investigating markets for our products, developing manufacturing and supply chain partners, developing our production capability, and developing distribution, licensing and other channel relationships.  In the course of funding research and development activities, we have sustained operating losses since inception and have an accumulated deficit of $14,428,471 at March 31, 2013.

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

During the remainder of 2013 and 2014, we will need additional capital to market and sell our products, and to further develop and enhance our current product offerings, introduce new products and address unanticipated competitive threats, technical problems, economic conditions or other requirements.  During the three months ended March 31, 2013 we raised $3,500 from the exercise of warrants and stock options.  In addition, we received $15,000 in cash from the sale of common stock, and $215,824 in cash for common stock subscribed. We estimate that we will require approximately $2.6 million over the next 12 months to remain viable.  There is no assurance that we will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.  However, there can be no assurance that any additional financing will be available to us.  Additional equity financing may involve substantial dilution to our then existing stockholders.  In the event we are unable to raise additional capital, we may be required to substantially reduce or curtail our activities.

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

The Company is subject to litigation in the normal course of business. As of March 31, 2013 the Company was not a party to any ongoing litigation matters.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2013 we issued approximately 25,818 shares of our common stock for total cash proceeds of $15,000.

Proceeds from the sale of common stock were used for working capital and for general corporate purposes. All of the securities described above were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act.

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

DATED: May 15, 2013	OXYSURE SYSTEMS, INC.

/s/Julian T. Ross
BY: Julian T. Ross
ITS: President and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)