Form 10-Q
period 2013-06-30
OxySure Systems Inc
filed 2013-08-13
CIK 1413797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The aggregate market value of the issuer’s common stock held by non-affiliates of the registrant as of  August 12, 2013, was approximately $3,547,450 based on $.80, the per share price at which the registrant’s common stock was last sold on that date.

The number of shares outstanding of the registrant’s class of $0.0004 par value common stock as of August 12, 2013 was 24,027,346.

PART I - FINANCIAL INFORMATION

ITEM 1.   CONDENSED FINANCIAL STATEMENTS

OXYSURE SYSTEMS INC.
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$96,207	$13,514
Accounts receivable	80,917	18,487
Inventory	288,523	221,345
Total current assets	465,647	253,346

Property and equipment, net	23,516	27,599
Intangible assets, net	407,462	418,479
Other assets	469,899	516,373

TOTAL ASSETS	$1,366,524	$1,215,797

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$724,150	$595,655
Capital leases payable - current	308,526	296,116
Notes payable - current	462,268	398,589
Deferred revenue	261,726	499,225
Total current liabilities	1,756,670	1,789,585

Long-term liabilities
Capital leases payable	2,304	2,265
Notes payable	76,072	76,072
Total long-term liabilities	78,376	78,337

TOTAL LIABILITIES	1,835,046	1,867,922

COMMITMENTS AND CONTINGENCY

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.0005 per share; 25,000,000 shares authorized;
768,750 Series A convertible preferred shares issued and outstanding as of June 30, 2013 and 818,750 shares issued and outstanding as of December 31, 2012.	384	409
Common stock, par value $0.0004 per share; 100,000,000 shares authorized;
23,685,846 shares of voting common stock issued and outstanding as of June 30, 2013 and 22,548,678 shares issued and outstanding as of December 31, 2012.	9,470	9,016
Common stock, subscribed but not issued, par value $0.0004 per share; 100,000,000 shares authorized;
483,529 shares of voting common stock subscribed but not issued as of June 30, 2013 and 0 shares subscribed but not issued as of December 31, 2012.	193	-
Additional paid-in capital	14,142,511	13,597,117
Accumulated deficit	(14,621,080)	(14,258,667)

TOTAL STOCKHOLDERS’ DEFICIT	(468,521)	(652,125)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,366,524	$1,215,797

See accompanying notes to condensed financial statements

OXYSURE SYSTEMS INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012

Revenues, net	$476,071	$62,891	$716,491	$90,775
Cost of goods sold	152,472	25,156	205,653	37,859
Gross profit	323,599	37,735	510,838	52,916

Operating expenses
Research and development	$183,447	$1,175	$220,158	$1,235
Sales and marketing	133,730	18,134	192,077	20,564
Other general and administrative	194,803	237,445	431,097	518,477
Loss from operating expenses	(188,381)	(219,019)	(332,494)	(487,360)

Other income (expenses)
Other income (expense)	19,026	58,009	19,026	58,718
Interest expense	(23,254)	(57,462)	(48,489)	(115,316)
Total other income (expenses)	(4,228)	547	(29,464)	(56,599)

Net loss	$(192,609)	$(218,472)	$(361,958)	$(543,958)

Basic and diluted net income (loss) per common share	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average common shares outstanding:
Basic and diluted	23,167,439	19,807,432	22,917,864	18,825,947

See accompanying notes to financial statements

OXYSURE SYSTEMS INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended June 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(361,958)	$(543,958)
Adjustments to reconcile net loss to net
cash used in operating activities
Depreciation	9,554	81,818
Amortization of intangible assets	14,978	14,883
Prior period adjustment	(455)	-
Amortization of debt discount and warrant fair values related to convertible loans	32,472	104,611
Amortization of discount on notes payable	6,206	6,206
Amortization of other assets	46,474	-
Changes in deferred rent and leasehold improvement allowance	20,625	(43,386)
Issuance of common stock options to employees as compensation	(12,060)	17,209
Issuance of common stock for compensation	1,525
Issuance of common stock in exchange for services	19,023	-
Issuance of common stock in connection with research & development arrangements	5,550	-
Changes in current assets and liabilities:
Accounts receivable	(62,430)	(8,370)
Inventory	(67,179)	118
Accounts payable and accrued liabilities	107,870	32,985
Deferred revenue	(237,500)	155,613

NET CASH USED IN OPERATING ACTIVITIES	(477,305)	(182,273)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of intangible assets	(3,961)	-
Other assets	-	-
Purchases of property and equipment	(5,471)	-

NET CASH USED IN INVESTING ACTIVITIES	(9,432)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loan proceeds, net	25,000	47,953
Payment of capital leases	12,449	(3,871)
Proceeds from issuance of common stock for cash	59,617	-
Proceeds from common stock subscribed	468,864	-
Proceeds from exercise of common stock options and warrants	3,500	95,225

NET CASH PROVIDED BY FINANCING ACTIVITIES	569,430	139,307

Net change in cash and cash equivalents	82,693	(42,966)

Cash and cash equivalents, at beginning of period	13,514	65,118

Cash and cash equivalents, at end of period	$96,207	$22,152

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$12,583	$721
Income taxes	$-	$-

Supplemental non-cash investing and financing activities:
Promissory subordinated convertible notes converted to common stock	$-	$354,563
Shareholder loans converted to common stock	$-	$25,622
Common stock issued in connection with research & development arrangements	$5,547	$-

See accompanying notes to condensed financial statements

OXYSURE® SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2013
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

OxySure Systems, Inc. (OXYS: OTCQB) (the “Company,” “OxySure,” “we,” “us,” or “our”) was incorporated on January 15, 2004 as a Delaware corporation. The Company is located in Frisco, Texas and is a medical technology company that focuses on the design, manufacture and distribution of specialty respiratory and emergency medical solutions. The company pioneered a safe and easy to use solution to produce medically pure (USP) oxygen from inert powders. The company owns nine (9) issued patents and patents pending on this technology which makes the provision of emergency oxygen safer, more accessible and easier to use than traditional oxygen provision systems. OxySure's products improve access to emergency oxygen that affects the survival, recovery and safety of individuals in several areas of need: (1) Public and private places and settings where medical emergencies can occur; (2) Individuals at risk for cardiac, respiratory or general medical distress needing immediate help prior to emergency medical care arrival; and (3) Those requiring immediate protection and escape from exposure situations or oxygen-deficient situations in industrial, mining, military, or other "Immediately Dangerous to Life or Health" (IDLH) environments.

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

The accompanying Condensed Financial Statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and therefore do not contain all of the information and footnotes required by GAAP and the SEC for annual financial statements. The Company's Condensed Financial Statements reflect all adjustments that management believes are necessary for the fair presentation of their financial position, results of operations, comprehensive loss and cash flows for the periods presented. The information at December 31, 2012 in the Company's Condensed Balance Sheet included in this quarterly report was derived from the audited Balance Sheet included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on April 2, 2013. Where applicable, the Company's 2012 Annual Report on Form 10-K is referred to in this quarterly report as the “2012 Annual Report.” This quarterly report should be read in conjunction with the 2012 Annual Report.

Intercompany balances and transactions, if applicable have been eliminated in consolidation. Certain reclassifications have been made to prior year amounts for consistency with the current period presentation.

OXYSURE® SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2013
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

Deferred Revenue and Income - We defer revenue and income when we invoice a customer or a customer makes a payment and the requirements of revenue recognition have not been met (i.e. persuasive evidence of an arrangement exists, shipment from a company warehouse has occurred, the price is fixed or determinable and collectability is reasonably assured). Deferred Revenue was $261,726 and $499,225 as at June 30, 2013 and December 31, 2012, respectively.

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

At June 30, 2013 inventories consisted of the following:

June 30, 2013

Parts inventory	$173,813
Work in process	97,785
Finished goods	$16,926
Total inventories	$288,523

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2013
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

Property and Equipment – Property and equipment are recorded at cost with depreciation and amortization provided over the shorter of the remaining lease term or the estimated useful life of the improvement ranging from three to seven years. Renewals and betterments that materially extend the life of an asset are capitalized. Expenditures for maintenance and repairs are charged to expense when incurred. Furniture and fixtures are depreciated over five years. Machinery and equipments are depreciated over five to seven years. Software is depreciated over three years.  Leasehold improvements are computed using the shorter of the estimated useful lives of the assets or the lease terms.  Depreciation expense was $4,671 and $40,314 for the three month periods ended June 30, 2013 and 2012, respectively.

Other Long-Lived Assets – We have two types of intangible assets – patents and trademarks.  Intangible assets are carried at cost, net of accumulated amortization.  Amortization expense for patents and trademarks was $7,489 and $7,442 for the three month periods ended June 30, 2013 and 2012, respectively.

Intangible assets with definite useful lives and other long-lived assets are tested for impairment if certain impairment indicators are identified.  Management evaluates the recoverability of its identifiable intangible assets in accordance with applicable accounting guidance, which requires the assessment of these assets for recoverability when events or circumstances indicate a potential impairment exists. Certain events and circumstances the Company considered in determining whether the carrying value of identifiable intangible assets may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; and changes in its business strategy.  In determining if impairment exists, we estimate the undiscounted cash flows to be generated from the use and ultimate disposition of these assets.  If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Impairment charges for patents were $0 for each of the three month periods ended June 30, 2013 and 2012.

OXYSURE® SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2013
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Other Assets – We record Other Assets net of accumulated amortization. Amortization expense for Other Assets was $23,237 and $0 for the three month periods ended June 30, 2013 and 2012, respectively.

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

Allowance for Doubtful Accounts - We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make payments.  We periodically review these allowances, including an analysis of the customers’ payment history and information regarding the customers’ creditworthiness.  Actual write-offs have not been materially different from the estimated allowance. We recorded bad debt expense of $0 for each of the three month periods ended June 30, 2013 and 2012.

Research and Development Costs – Costs associated with the development of our products are charged to expense as incurred.  $183,444 and $1,175 were incurred in the three month periods ended June 30, 2013 and 2012, respectively.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2013
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The expected term is based on the observed and expected time to exercise and post-vesting cancellations of options by employees.  Upon the adoption of the accounting guidance, we continued to use historical volatility in deriving its expected volatility assumption as allowed under GAAP because we believe that future volatility over the expected term of the stock options is not likely to differ materially from the past. The risk-free interest rate assumption is based on 5-year U.S Treasury zero-coupon rates appropriate for the expected term of the stock options. The expected dividend assumption is based on the history and expectation of dividend payouts.  The fair values generated by the Black-Scholes model may not be indicative of the actual fair values of the equity awards, as we do not consider other factors important to those awards to employees, such as continued employment, periodic vesting requirements and limited transferability.  The amount of stock based compensation expenses is net of an estimated forfeiture rate, which is also based on historical data. For the three month periods ended June 30, 2013 and 2012, stock based compensation expense was approximately $0 and $7,695, respectively, which consisted primarily of stock-based compensation expense related to stock options issued to the employees and recognized under GAAP.

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees. In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services to be provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined. The Company recognizes this expense over the period in which the services are provided. For the three month periods ended June 30, 2013 and 2012, stock based compensation expense was approximately $0 and $0, respectively which consisted primarily of stock-based compensation expense related to stock options and warrants recognized under GAAP issued to consultants and other non-employees.

The following table shows the components of the Company’s stock based compensation expense for employees, consultants and other non-employees:

	Three months ended June 30,
	2013	2012

Common Stock options issued for compensation	$-	$7,695
Common Stock options and warrants issued for services	-	-

Total	$-	$7,695

Shipping and Handling Costs - Shipping and handling charges to customers are included in net revenues, and the associated costs incurred are recorded in cost of revenues.

Advertising Costs - Advertising costs are charged to operations when incurred.  We incurred $133,730 and $18,134 in advertising and promotion costs during the three month periods ended June 30, 2013 and 2012, respectively.

OXYSURE® SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2013
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Litigation and Settlement Costs - Legal costs are expensed as incurred. The Company records a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) accrue the best estimate within a range of loss if there is a loss or, when there is no amount within a range that forms a better estimate, the Company will accrue the minimum amount in the range. The Company was not involved in any legal proceedings, litigation or other legal actions during the three months ended June 30, 2013.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share follows:

	Three months ended June 30,
	2013	2012
Historical net loss per share:

Numerator
Net loss, as reported	(192,609)	(218,472)
Less: Effect of amortization of interest expense on convertible notes	-	-
Net loss attributed to common stockholders (diluted)	(192,609)	(218,472)

Denominator
Weighted-average common shares outstanding	23,167,439	19,807,432
Effect of dilutive securities	-	-
Denominator for diluted net loss per share	23,167,439	19,807,432
Basic and diluted net loss per share	$(0.01)	$(0.01)

The following outstanding options, warrants, convertible preferred shares and convertible note shares were excluded from the computation of basic and diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect.

	Three months ended June 30,
	2013	2012

Options to purchase common stock	1,579,921	1,554,530
Warrants to purchase common stock	1,519,534	1,872,034
Common shares issuable upon conversion of convertible preferred stock	937,875	1,364,875
Convertible note shares outstanding	411,985	1,696,331

Restatements and Reclassifications - Certain financial statement items have been reclassified to conform to the current periods’ presentation.  These reclassifications had no impact on previously reported net loss.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued guidance and disclosure requirements for reporting amounts reclassified out of accumulated other comprehensive income. The guidance requires that an entity provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP. The guidance became effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. This standard was adopted in the first quarter of 2013.

OXYSURE® SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2013
(Unaudited)

NOTE 2 – BALANCE SHEET COMPONENTS

	June 30,	December 31,
	2013	2012

Cash and cash equivalents:
Cash	$96,207	13,514
Total cash and cash equivalents	$96,207	$13,514

Inventories:
Total inventories	$288,523	$221,345

Accounts Receivable, net of allowances	$80,917	$18,487

Property and equipment, net:
Machinery and equipment	919,736	919,736
Leasehold improvements	547,856	547,856
Computer equipment and furniture and fixtures	242,268	236,797
Software	10,691	10,691
	1,720,551	1,715,080
Accumulated depreciation and amortization	(1,697,034)	(1,687,481)
Total property and equipment, net	$23,516	$27,599

Other Assets:
Deferred loan costs, net	199,778	224,751
Security deposits	53,274	53,274
Website development, software, URLs, net	216,847	238,348
	$469,899	$516,373

Accounts payable and accrued expenses:
Leasehold Improvement Allowance	-	-
Accounts payable	206,915	70,141
Accrued interest	-	-
Accrued expenses for website and software	143,286	143,286
Stockholder advances	153,983	207,472
Other accrued liabilities	219,966	174,756
Total accounts payable and accrued expenses	$724,150	$595,655

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

OXYSURE® SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2013
(Unaudited)

NOTE 3 – INTANGIBLE ASSETS (CONTINUED)

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with applicable accounting guidance. Impairment charges for patents were $0 for each of the three month periods ended June 30, 2013 and 2012.

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

The carrying values of our amortized acquired intangible assets as of the June 30, 2013 are as follows:

	June 30, 2013
	Gross	Accumulated Amortization and write off	Net

Patents	$617,651	$(246,499)	$371,152
Trademarks	$45,723	$(9,413)	$36,310
	$663,374	$(255,913)	$407,462

Of the net amount of $407,462 in intangible assets as of June 30, 2013, approximately 91% is in patents and approximately 9% is in trademarks.  Included in the $663,374 gross amount for patents and trademarks is $157,000 acquired from entities controlled by the founder of the Company in January 2004. The remaining $460,651 represents amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of patent and trademark applications.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2013
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

The unamortized discount at June 30, 2013 was $34,134, and the net amount of the Frisco Note as at June 30, 2013 was $113,866.

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

In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from the Third Landlord Note and the Fourth Landlord Note were allocated based on the relative fair values of the notes without the warrants issued in conjunction with the notes and of the warrants themselves at the time of issuance. We recorded the relative fair value of the warrant issued pursuant to the Third Landlord Note in the amount of $70,853 as a debt discount upon issuance, and amortized this debt discount as interest expense over the life of the note.  Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $39,147, at the time of issuance provided to the holder of the note, which was also amortized as interest expense over the life of the note. We recorded interest expense in the amounts of $0 for each of the three month periods ended June 30, 2013 and 2012 in connection with the Third Landlord Note.  We recorded the relative fair value of the warrant issued pursuant to the Fourth Landlord Note in the amount of $71,314 as a debt discount upon issuance, and amortized this debt discount as interest expense over the life of the note.  Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $34,409, at the time of issuance provided to the holder of the note, which was also amortized as interest expense over the life of the note. We recorded interest expense in the amount of $0 for each of the three month periods ended June 30, 2013 and 2012 in connection with the Fourth Landlord Note.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2013
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

In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from the Fifth Landlord Note and the Sixth Landlord Note were allocated based on the relative fair values of the notes without the warrants issued in conjunction with the notes and of the warrants themselves at the time of issuance. We recorded the relative fair value of the warrant issued to Fifth Landlord Note in the amount of $32,207 as a debt discount upon issuance, and amortized this debt discount as interest expense over the life of the note.  Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $17,793, at the time of issuance provided to the holder of the note, which we also amortize as interest expense over the life of the note. We recorded interest expense in the amount of $0 for each of the three month periods ended June 30, 2013 and June 30, 2012 in connection with the Fifth Landlord Note.  We recorded the relative fair value of the warrant issued to Sixth Landlord Note in the amount of $32,207 as a debt discount upon issuance, and amortized this debt discount as interest expense over the life of the note.  Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $15,540, at the time of issuance provided to the holder of the note, which we also amortize as interest expense over the life of the note. We recorded interest expense in the amount of $0 for the each of the three month periods ended June 30, 2013 and June 30, 2012 in connection with the Sixth Landlord Note.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2013
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

In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from the Seventh Landlord Note and the Eighth Landlord Note were allocated based on the relative fair values of the notes without the warrants issued in conjunction with the notes and of the warrants themselves at the time of issuance. We recorded the relative fair value of the warrant issued to Seventh Landlord Note in the amount of $32,223 as a debt discount upon issuance, and we amortize this debt discount as interest expense over the life of the note.  Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $17,827, at the time of issuance provided to the holder of the note, which we also amortize as interest expense over the life of the note. We recorded interest expense in the amounts of $5,460 and $5,460 for the three months ended June 30, 2013 and June 30, 2012, respectively in connection with the Seventh Landlord Note.  We recorded the relative fair value of the warrant issued to Eighth Landlord Note in the amount of $32,223 as a debt discount upon issuance, and we amortize this debt discount as interest expense over the life of the note.  Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $15,540, at the time of issuance provided to the holder of the note, which we also amortize as interest expense over the life of the note. We recorded interest expense in the amounts of $5,210 and $5,210 for the three months ended June 30, 2013 and June 30, 2012, respectively in connection with the Eighth Landlord Note.

OXYSURE® SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2013
(Unaudited)

NOTE 4 – NOTES PAYABLE (CONTINUED)

The following table reflects the carrying values of our short-term and long-term notes payable as of June 30, 2013:

	Effective Interest Rate	Principal	Discount	June 30, 2013

Current notes payable
Sinacola, Third Landlord Note	0%	$110,000	-	$110,000
Sinacola, Fourth Landlord Note	0.00%	110,715	-	110,715
Sinacola, Fifth Landlord Note	0.00%	50,000	-	50,000
Sinacola, Sixth Landlord Note	0.00%	50,000	-	50,000
Sinacola, Seventh Landlord Note	41.64%	50,050	10,920	39,130
Sinacola, Eighth Landlord Note	43.64%	50,050	10,421	39,629
Beaufort Ventures, PLC	12%	25,000	-	25,000
Frisco EDC	12.34%	44,000	6,206	37,794

Total short-term notes payable		$489,815	27,547	$462,268

Long-term notes payable
Frisco EDC	12.34%	$104,000	27,928	$76,072

Total long-term notes payable		$104,000	$27,928	$76,072
Total short-term and long-term notes payable		$593,815	$55,475	$538,340

OXYSURE® SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2013
(Unaudited)

NOTE 4 – NOTES PAYABLE (CONTINUED)

The following table summarizes our outstanding notes payable as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012

Current portion of notes payable	$62,794	$31,588
Current portion of convertible notes payable	399,474	367,001
Current portion of notes payable, net	$462,268	$398,589

Long-term portion of notes payable	$104,000	$104,000
Less: Unamortized discount	(27,928)	(27,928)
	76,072	76,072

Long-term portion of convertible notes payable	$-	$-
Less: Unamortized discount	-	-
	-	-

Long-term portion of notes payable, net	$76,072	$76,072

OXYSURE® SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2013
(Unaudited)

NOTE 5 - SHAREHOLDERS’ EQUITY

Preferred Shares Rights

On December 31, 2005, the Company’s Board of Directors adopted a Preferred Shares Rights Agreement (the “Original Rights Agreement”).   Pursuant to the Agreement, the Board authorized the issuance of up to 5,000,000 shares of preferred stock, par value $0.0005 per share. As of December 31, 2005, the Company had authorized the issuance of 2,000,000 shares of preferred stock designated as Series A Convertible Preferred Stock (“Series A Preferred”). On March 22, 2006 the Company authorized an increase in the issuance of the Series A Preferred to 3,100,000 shares of preferred stock. On July 2, 2008 the Company further authorized an increase in the issuance of the Series A Preferred to 3,143,237 shares of preferred stock. The original issue price of the Series A Preferred is $1.00 per share. There were 768,750 and 818,750 Series A Preferred shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively.

During the three months ended June 30, 2013 the Company did not issue any shares of the Series A Preferred. During the three months ended June 30, 2013 no shares of the Series A Preferred have been converted into our common stock.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2013
(Unaudited)

NOTE 5 - SHAREHOLDERS’ EQUITY (CONTINUED)

Common Stock

The Company has authorized 100,000,000 shares of $0.0004 par value common stock.

During the three months ended June 30, 2013:

●	We issued approximately 508,350 shares of common stock valued at approximately $260,275 pursuant to common stock subscribed but not issued in a prior period.

●	We issued approximately 7,500 shares of common stock in connection with research & development arrangements valued at $5,547.

●	We issued approximately 2,500 shares of common stock for employee compensation valued at $1,525.

As of June 30, 2013 we had approximately $253,206 in Other stockholder equity recorded pursuant to approximately 483,529 shares of common stock subscribed for but not issued, in accordance with ASC Topic 210-10.

As of June 30, 2013 we had approximately 23,685,846 shares of common stock issued and outstanding.

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

Stock Options

The following table summarizes information about the number and weighted average of the options that were forfeited or expired under the Plan as at June 30, 2013:

	Employee		Non-Employee
		Weighted		Weighted
	Number	Average	Number	Average	Combined
	Of	Exercise	Of	Exercise	Total
	Options	Price	Options	Price	Options
Outstanding at March 31, 2013	1,426,741	$0.37	18,180	$1.15	1,444,921
Granted	135,000	$0.25	-	$-	135,000
Exercised	-	$-	-	$-	-
Forfeited/Cancelled	-	$-	-	$-	-
Outstanding at June 30, 2013	1,561,741	$0.36	18,180	$1.15	1,579,921

OXYSURE® SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2013
(Unaudited)

NOTE 6 - STOCK OPTIONS AND WARRANTS (CONTINUED)

We used the following assumptions to estimate the fair value of options granted under the Plan for the three months ended June 30, 2013 and 2012:

	Equity Incentive Plans for Quarter Ended June 30,
	2013	2012

Expected terms (in years)	5-10	5-10
Volatility (weighted ave.)	65%	26%
Risk-free interest rate (weighted ave.)	1.41%	1.04%
Expected dividend rate	0%	0%

Risk-Free Interest Rate	The risk-free interest rate assumption was based on U.S. Treasury instruments with a term that is consistent with the expected term of our stock options.
Expected Volatility	We use historical volatility in deriving our expected volatility assumption because we believe that future volatility over the expected term of the stock options is not likely to differ from the past.
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

As of June 30, 2013, there were unrecognized compensation costs of approximately $0 related to non-vested stock option awards granted after April 2004.

Stock compensation cost, using the graded vesting attribute method in accordance with Codification topic 718, is recognized over the requisite service period, generally 5 years, during which each tranche (one fifth) of shares is earned (zero, one, two, three, and four years).  The value of each tranche is amortized on a straight-line basis.  For the three months ended June 30, 2013, stock based compensation expense was approximately $0, which consisted primarily of stock-based compensation expense related to stock options recognized under GAAP issued to employees.  For the three months ended June 30, 2013, there were no options exercised.

OXYSURE® SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2013
(Unaudited)

NOTE 6 - STOCK OPTIONS AND WARRANTS (CONTINUED)

Warrants.

The following table summarizes our warrant activities for the three months ended June 30, 2013:

Weighted Average
	Number Of	Exercise
	Warrants	Price
Outstanding at March 31, 2013	1,519,534	$0.80
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding at June 30, 2013	1,519,534	$0.80

NOTE 7 – COMMITMENTS AND CONTINGENCY

Leases

Operating Lease –   During 2007, we entered into a long-term non-cancelable lease for office space, which expired in October 2012.  As at June 30, 2013 we rented our space on a month to month basis while a new lease is being negotiated with our landlord.

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

OXYSURE® SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2013
(Unaudited)

NOTE 7 – COMMITMENTS AND CONTINGENCY (CONTINUED)

Between 2007 and 2012, we entered into agreements with other finance companies (other than Vencore) to acquire equipment with interest rates ranging from 7% to 19% with three to five-year lease terms. Minimum non-cancellable lease payments required under all capital leases as at June 30, 2013 are as follows:

2013	308,526
2014	1,728
2015	576
Total	310,829
Less amounts representing interest	(510)
Total	310,319

Legal Proceedings

The Company is subject to litigation in the normal course of business, none of which management believes will have a material adverse effect on the Company’s financial statements. As of June 30, 2013 the Company was not a party to any litigation matters.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

A summary of the related party financings and notes as at June 30, 2013 is as follows:

	Shareholder advances
Related party	Julian Ross (1)	Other
Amount	$153,983	$0
Stated interest rate	0%	0%
Maturity	n/a	n/a

(1) Our CEO, Mr. Ross provides us shareholder cash advances and other consideration from time to time to fund working capital.

During the three months ended June 30, 2013 we paid Timothy Hutton a total of $10,600 in interest expense related to financing and other considerations provided to us. Timothy Hutton is the spouse of Vicki Jones, a director of us.

OXYSURE® SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2013
(Unaudited)

NOTE 9 – FAIR VALUE MEASUREMENTS

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

OXYSURE® SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2013
(Unaudited)

NOTE 9 – FAIR VALUE MEASUREMENTS (CONTINUED)

Level 3 — Unobservable inputs to the valuation methodology that is significant to the measurement of fair value of assets or liabilities.

Assets Measured at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis which were comprised of the following types of instruments as of June 30, 2013:

	Total	Level 1	Level 2	Level 3

Cash (1)	$96,207	$96,207	-	-
Total cash equivalents as of June 30, 2013	$96,207	$96,207	$-	$-

(1) Included in cash and cash equivalents on the Company's Balance Sheet.

NOTE 10 – OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

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

NOTE 11 – SEGMENT INFORMATION

We are organized as, and operate in, one reportable segment: the development, distribution and sale of specialty respiratory products and related medical products, accessories, and services. Our chief operating decision-maker is our Chief Executive Officer. Our Chief Executive Officer reviews financial information presented on a consolidated basis for purposes of evaluating financial performance and allocating resources, accompanied by information about revenue by geographic regions. Our assets are primarily located in the United States of America and not allocated to any specific region and we do not measure the performance of our geographic regions based upon asset-based metrics. Therefore, geographic information is presented only for revenue. Revenue by geographic region is based on the ship to address on our customer orders.

OXYSURE® SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2013
(Unaudited)

NOTE 11 – SEGMENT INFORMATION (CONTINUED)

The following presents total revenue by geographic region for the three month periods ended June 30, 2013 and 2012:

	Three months ended June 30,
	2013	2012

Product Revenue:
United States - product sales	$362,822	$18,091
ROW - product sales	749	44,800
ROW - license fees/service revenue	112,500	-
Totals	$476,071	$62,891

NOTE 12 – GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  We have been suffering from recurring loss from operations. We have an accumulated deficit of $14,621,080 and $14,258,667 at June 30, 2013 and December 31, 2012, respectively, and stockholders’ deficits of $468,521 and $652,125 as of June 30, 2013 and December 31, 2012, respectively. We require substantial additional funds to manufacture and commercialize our products. Our management is actively seeking additional sources of equity and/or debt financing; however, there is no assurance that any additional funding will be available.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying June 30, 2013 balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, to maintain present financing, and to generate cash from future operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

NOTE 13 – SUBSEQUENT EVENTS

On August 2, 2013, we entered into an agreement with an effective date of July 29, 2013 (“Agreement”) with Vencore Solutions, LLC, a Delaware limited liability company (“Vencore”). Master Lease Agreement Number 6906 (the “MLA”) and Lease Schedule Numbers 01 through and including Number 11 (collectively the “Leases”) were executed between October 30, 2006 and August 20, 2007 by us as Lessee and Vencore as Lessor. As of the date of the Agreement, the balance owing to Vencore under the MLA was $307,661.83 (“Debt Obligation”).

The Agreement provides for the following:

(1) Payment Moratorium.  Vencore grants a payment moratorium (the “Payment Moratorium”) to us which expires on December 31, 2013.  The Debt Obligation shall remain $307,661.83 and no further interest or late charges shall accrue until December 31, 2013.

(2) Settlement of Debt Obligation.  Vencore shall consider the Debt Obligation settled in full providing, on or before December 31, 2013, we: (a) Pay the sum of $150,000.00 to Vencore; and (b) Provide Vencore, as holder, 75,000 shares of non-restricted OxySure common stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis summarizes the significant factors affecting our results of operations, financial conditions and liquidity position for the three months ended June 30, 2013 and 2012, and should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this report.

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

Highlights

Some of our key financial performance statistics for the three months ended June 30, 2013, as compared to the same metric for the three months ended June 30, 2012, include the following:

●	Total revenue increased by approximately 657% to $476,071 as compared to $62,891 for the prior period;

●	General and administrative expense declined by approximately 18% to $194,803 as compared to $237,445 for the prior period;

●	Interest expense declined by approximately 60% to $23,254 as compared to $57,462 for the prior period;

●	Net loss declined by approximately 11.8%;

●	Working capital deficit improved by approximately $1,926,481;

●	Stockholder deficit improved by approximately $2,359,951; and

●	Net loss per share remained flat at $.01 per share.

Some of our key non-financial highlights and milestones achieved during the first quarter of 2013 include the following:

●	We launched a new product, a double wall cabinet to house a combination AED/OxySure system;

●	We added new distributors in the United States to expand our distribution footprint;

●
We signed a new international distribution agreement with Medizon B.V. to be the exclusive distributor for our products in the “Benelux” countries – the Netherlands, Belgium and Luxembourg, increasing our distribution to nine countries outside the U.S; and

●	Our OxySure Model 615 emergency oxygen device was used in connection with several additional saves during the quarter.

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

We have diversified our product portfolio to provide include solutions focused on the emergency medical preparedness and respiratory needs of our education, commercial and government customers. Our solutions include Automated External Defibrillators (AEDs) and accessories, resuscitation equipment, and respiratory and monitoring equipment and supplies.

The OxySure Strategy

The following summarizes the principal elements of our strategy:

●
We launched the OxySure Model 615 into the K-12 education market in the United States, and we subsequently diversified into other institutional markets, such as colleges, churches, manufacturing facilities and other commercial and municipal buildings. We plan to continue to pursue institutional customers in these and other vertical markets, both in the United States and internationally.

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

●	We plan to continue to leverage our core competencies in oxygen, breathing technologies, research and manufacturing to pursue revenue opportunities in new vertical markets, including the military.

●
We plan to continue to build our sales force by recruiting dedicated sales professionals focusing on former first responders, paramedics and firefighters as well individuals from other medical, first aid and safety sales areas to market our products and craft solutions for our customers.

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

Deferred Revenue and Income - We defer revenue and income when we invoice a customer or a customer makes a payment and the requirements of revenue recognition have not been met (i.e. persuasive evidence of an arrangement exists, shipment from a company warehouse has occurred, the price is fixed or determinable and collectability is reasonably assured). Deferred Revenue was $261,726 and $499,225 as at June 30, 2013 and December 31, 2012, respectively.

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

At June 30, 2013 inventories consisted of the following:

June 30, 2013

Parts inventory	$173,813
Work in process	97,785
Finished goods	$16,926
Total inventories	$288,523

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

Property and Equipment – Property and equipment are recorded at cost with depreciation and amortization provided over the shorter of the remaining lease term or the estimated useful life of the improvement ranging from three to seven years. Renewals and betterments that materially extend the life of an asset are capitalized. Expenditures for maintenance and repairs are charged to expense when incurred. Furniture and fixtures are depreciated over five years. Machinery and equipments are depreciated over five to seven years. Software is depreciated over three years.  Leasehold improvements are computed using the shorter of the estimated useful lives of the assets or the lease terms.  Depreciation expense was $4,671 and $40,314 for the three month periods ended June 30, 2013 and 2012, respectively.

Other Long-Lived Assets – We have two types of intangible assets – patents and trademarks.  Intangible assets are carried at cost, net of accumulated amortization.  Amortization expense for patents and trademarks was $7,489 and $7,442 for the three month periods ended June 30, 2013 and 2012, respectively.

Intangible assets with definite useful lives and other long-lived assets are tested for impairment if certain impairment indicators are identified.  Management evaluates the recoverability of its identifiable intangible assets in accordance with applicable accounting guidance, which requires the assessment of these assets for recoverability when events or circumstances indicate a potential impairment exists. Certain events and circumstances the Company considered in determining whether the carrying value of identifiable intangible assets may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; and changes in its business strategy.  In determining if impairment exists, we estimate the undiscounted cash flows to be generated from the use and ultimate disposition of these assets.  If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Impairment charges for patents were $0 for each of the three month periods ended June 30, 2013 and 2012.

Other Assets – We record Other Assets net of accumulated amortization. Amortization expense for Other Assets was $23,237 and $0 for the three month periods ended June 30, 2013 and 2012, respectively.

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

Allowance for Doubtful Accounts - We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make payments.  We periodically review these allowances, including an analysis of the customers’ payment history and information regarding the customers’ creditworthiness.  Actual write-offs have not been materially different from the estimated allowance. We recorded bad debt expense of $0 for each of the three month periods ended June 30, 2013 and 2012.

Research and Development Costs – Costs associated with the development of our products are charged to expense as incurred.  $183,444 and $1,175 were incurred in the three month periods ended June 30, 2013 and 2012, respectively.

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

The expected term is based on the observed and expected time to exercise and post-vesting cancellations of options by employees.  Upon the adoption of the accounting guidance, we continued to use historical volatility in deriving its expected volatility assumption as allowed under GAAP because we believe that future volatility over the expected term of the stock options is not likely to differ materially from the past. The risk-free interest rate assumption is based on 5-year U.S Treasury zero-coupon rates appropriate for the expected term of the stock options. The expected dividend assumption is based on the history and expectation of dividend payouts.  The fair values generated by the Black-Scholes model may not be indicative of the actual fair values of the equity awards, as we do not consider other factors important to those awards to employees, such as continued employment, periodic vesting requirements and limited transferability.  The amount of stock based compensation expenses is net of an estimated forfeiture rate, which is also based on historical data. For the three month periods ended June 30, 2013 and 2012, stock based compensation expense was approximately $0 and $7,695, respectively, which consisted primarily of stock-based compensation expense related to stock options issued to the employees and recognized under GAAP.

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees. In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services to be provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined. The Company recognizes this expense over the period in which the services are provided. For the three month periods ended June 30, 2013 and 2012, stock based compensation expense was approximately $0 and $0, respectively which consisted primarily of stock-based compensation expense related to stock options and warrants recognized under GAAP issued to consultants and other non-employees.

The following table shows the components of the Company’s stock based compensation expense for employees, consultants and other non-employees:

	Three months ended June 30,
	2013	2012

Common Stock options issued for compensation	$-	$7,695
Common Stock options and warrants issued for services	-	-

Total	$-	$7,695

Shipping and Handling Costs - Shipping and handling charges to customers are included in net revenues, and the associated costs incurred are recorded in cost of revenues.

Advertising Costs - Advertising costs are charged to operations when incurred.  We incurred $133,730 and $18,134 in advertising and promotion costs during the three month periods ended June 30, 2013 and 2012, respectively.

Litigation and Settlement Costs - Legal costs are expensed as incurred. The Company records a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) accrue the best estimate within a range of loss if there is a loss or, when there is no amount within a range that forms a better estimate, the Company will accrue the minimum amount in the range. The Company was not involved in any legal proceedings, litigation or other legal actions during the three months ended June 30, 2013.

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

	For the three months ended June 30,
	2013	2012

Revenues	$476,071	$62,891
Operating expenses	511,980	256,754
Net income (loss)	(192,609)	(218,472)
Net income (loss) per share	$(0.008)	$(0.01)

Results for the Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012 (unaudited)

Revenues

We had $476,071 in revenues from operations for the three months ended June 30, 2013 as compared to revenues of $62,891 for the three months ended June 30, 2012.  The increase in revenues is primarily attributable to an increase in US product sales, an increase in licensing/service revenues and an increase in products developed for the military as part of a teaming agreement.

Operating Expenses

Total expenses for the three months ended June 30, 2013 were $687,706, which amount includes $511,980 of operating expenses, $152,472 in cost of goods sold, and $23,254 in interest expense, as compared to total expenses for the three months ended June 30, 2012 of $339,372, which amount includes $256,754 of operating expenses, $25,156 in cost of goods sold, and $57,462 in interest expense. The increase in total selling, general and administrative expenses is primarily attributable to an increase in advertising and promotional expense and an increase in research and development expense, offset by a decrease in other general and administrative expense. The decrease in interest expense is primarily attributable to a decrease in interest expense related to convertible notes.

Research and Development

Research and development expenses of $183,447 and $1,175 were incurred in the three months periods ended June 30, 2013 and 2012, respectively.  The increase in research and development expense is primarily attributable to an increase in research and development expense recognized in connection with products for military markets.

Net Loss

Net loss for the three months ended June 30, 2013 was $192,609 and diluted net loss per share was $0.01 as compared to a net loss for the three months ended June 30, 2012 of $218,472 and diluted net loss per share of $0.01.  The decrease in net loss per share is primarily due to the combined effect of an increase in revenues and a decrease in interest expense, offset by an increase in selling, general and administrative expenses.

Liquidity and Capital Resources

We had a cash balance of approximately $96,207 as of June 30, 2013, as compared to $13,514 as of December 31, 2012.  Our funds are kept in financial institutions located in the United States of America.

We had negative working capital of approximately $1,291,023 as of June 30, 2013 as compared to a negative working capital of $1,536,239 as of December 31, 2012.

We had total notes payable of $538,340 and $474,661 as of June 30, 2013 and December 31, 2012, respectively.  The increase in Notes Payable was primarily due to the issuance of a new note in the amount of $25,000 and a decrease in debt discount associated with convertible notes.

We generally provide our customers with terms of up to 30 days on our accounts receivable.  In some cases we require prepayment, depending on history or credit review.  Further, we generally require pre-payment on orders shipped to international destinations.  Our accounts receivable, net of allowances for sales returns and allowance for doubtful accounts, were $80,917 and $18,487 as at June 30, 2013 and December 31, 2012, respectively.

Since inception, we have been engaged primarily in product research and development, obtaining certain regulatory approvals, investigating markets for our products, developing manufacturing and supply chain partners, developing our production capability, and developing distribution, licensing and other channel relationships.  In the course of funding research and development activities, we have sustained operating losses since inception and have an accumulated deficit of $14,621,080 at June 30, 2013.

We completed product development of our launch product, the OxySure Model 615 and launched sales thereof in 2008.  We have and will continue to use significant capital to manufacture and commercialize our products.  These factors raise doubt about our ability to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of our common stock.

During the remainder of 2013 and 2014, we will need additional capital to market and sell our products, and to further develop and enhance our current product offerings, introduce new products and address unanticipated competitive threats, technical problems, economic conditions or other requirements.  During the three months ended June 30, 2013 we issued approximately 508,350 shares of common stock valued at approximately $260,275 pursuant to common stock subscribed but not issued in a prior period, and $253,206 in cash for common stock subscribed. We estimate that we will require approximately $2.64 million over the next 12 months to remain viable.  There is no assurance that we will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.  However, there can be no assurance that any additional financing will be available to us.  Additional equity financing may involve substantial dilution to our then existing stockholders.  In the event we are unable to raise additional capital, we may be required to substantially reduce or curtail our activities.

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

The Company is subject to litigation in the normal course of business. As of June 30, 2013 the Company was not a party to any ongoing litigation matters.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2013 we issued approximately 508,350 shares of common stock valued at approximately $260,275 pursuant to common stock subscribed but not issued in a prior period.

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

DATED: August 13, 2013	OXYSURE SYSTEMS, INC.

/s/ Julian T. Ross
BY: Julian T. Ross
ITS: President and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)