Form 10-Q
period 2013-09-30
OxySure Systems Inc
filed 2013-11-14
CIK 1413797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The aggregate market value of the issuer’s common stock held by non-affiliates of the registrant as of November 13, 2013, was approximately $3,704,693 based on $.78, the per share price at which the registrant’s common stock was last sold on that date.

The number of shares outstanding of the registrant’s class of $0.0004 par value common stock as of November 13, 2013 was 24,217,806.

PART I - FINANCIAL INFORMATION

ITEM 1.   CONDENSED FINANCIAL STATEMENTS

OXYSURE SYSTEMS INC.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$4,753	$13,514
Accounts receivable, net	53,979	18,487
Inventories	271,361	221,345
Prepaid expenses and other current assets	286	-
Total current assets	330,379	253,346

Property and equipment, net	24,308	27,599
Intangible assets, net	399,954	418,479
Other assets	446,662	516,373

TOTAL ASSETS	$1,201,302	$1,215,797

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$469,481	$388,183
Related party payable	108,483	207,472
Capital leases - current	308,238	296,116
Notes payable - current	40,897	31,588
Convertible notes payable	503,303	367,001
Deferred revenue	2,976	499,225
Total current liabilities	1,433,377	1,789,585

Long-term liabilities
Capital leases	$2,304	$2,265
Notes payable	76,072	76,072
Total long-term liabilities	78,376	78,337

TOTAL LIABILITIES	1,511,753	1,867,922

COMMITMENTS AND CONTINGENCY

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.0005 per share; 25,000,000 shares authorized; 743,750 Series A convertible preferred shares issued and outstanding as of September 30, 2013 and 818,750 shares issued and outstanding as of December 31, 2012.	371	409
Common stock, par value $0.0004 per share; 100,000,000 shares authorized; 24,217,806 shares of voting common stock issued and outstanding as of September 30, 2013 and 22,548,678 shares issued and outstanding as of December 31, 2012.	9,683	9,016
197,779 shares of voting common stock subscribed but not issued as of September 30, 2013 and 0 shares subscribed but not issued as of December 31, 2012.	79	-
Additional paid-in capital	14,383,110	13,597,117
Accumulated deficit	(14,703,693)	(14,258,667)

TOTAL STOCKHOLDERS’ DEFICIT	(310,451)	(652,125)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,201,302	$1,215,797

See accompanying notes to condensed financial statements

OXYSURE SYSTEMS INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012

Revenues, net	$545,820	$103,327	$1,262,311	$194,102
Cost of goods sold	111,110	$50,472	316,763	$88,331
Gross profit	434,710	52,855	945,548	105,771

Operating expenses
Research and development	$134,357	$579	$354,515	$1,814
Sales and marketing	77,841	7,234	269,918	27,798
Other general and administrative	266,320	198,997	697,417	717,735
Loss from operating expenses	(43,808)	(153,955)	(376,302)	(641,576)

Other income (expense)
Other income (expense)	8,375	75,637	27,400	134,353
Interest expense	(47,180)	(55,461)	(95,669)	(170,778)
Total other income (expense)	(38,805)	20,176	68,269	(36,425)

Net loss	$(82,613)	$(133,779)	$(444,571)	$(678,001)

Basic net loss per common share	$(0.00)	$(0.01)	$(0.02)	$(0.03)
Diluted net loss per common share	$(0.00)	$(0.01)	$(0.02)	$(0.03)

Weighted average common shares outstanding:
Basic	24,076,789	20,761,595	23,308,417	19,475,873
Diluted	24,076,789	20,761,595	23,308,417	19,475,873

See accompanying notes to condensed financial statements

OXYSURE SYSTEMS INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended September 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(444,571)	$(678,001)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	14,147	122,718
Amortization of intangible assets	22,487	22,372
Prior period adjustment	(455)	-

Amortization of debt discount and warrant fair values related to convertible loans	67,683	156,916
Amortization of original issuance and other discounts on notes payable	5,143	-
Amortization of other assets	69,711	-
Changes in deferred rent and leasehold improvement allowance	30,938	86,271
Issuance of common stock options to employees as compensation	12,498	14,037
Issuance of common stock for compensation	1,525	-
Issuance of common stock in exchange for services	39,190	-
Issuance of common stock in connection with research & development arrangements	(14,147)	-

Changes in current assets and liabilities:
Accounts receivable	(35,493)	(25,417)
Inventory	(50,016)	37,515
Prepaid expenses and other current assets	(286)	-
Accounts payable and accrued liabilities	(48,629)	124,522
Deferred revenue	(496,250)	113,733

NET CASH USED IN OPERATING ACTIVITIES	(834,526)	(25,334)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of intangible assets	(3,961)	(3,172)
Purchases of property and equipment	(10,856)	(44,003)

NET CASH USED IN INVESTING ACTIVITIES	(14,817)	(47,175)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan proceeds, net	265,857	47,847
Payment of capital leases	(12,161)	(19,207)
Issuance of preferred stock	-	(27)
Issuance of common stock for cash	558,731	-
Proceeds from exercise of common stock options and warrants	3,833	95,225

NET CASH PROVIDED BY FINANCING ACTIVITIES	840,582	123,837

Net change in cash and cash equivalents	(8,761)	51,328

Cash and cash equivalents, at beginning of period	13,514	65,118

Cash and cash equivalents, at end of period	$4,753	$116,447

Supplemental disclosure of cash flow information:	$0
Cash paid during the period for:
Interest	$9,817	$773
Income taxes	$-	$-

Supplemental non-cash investing and financing activities:
Conversion of convertible notes issued in connection with rent agreements to common stock	$-	$251,407

See accompanying notes to condensed financial statements

OXYSURE® SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
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

OxySure Systems, Inc. (OXYS: OTCQB) (the “Company,” “OxySure,” “we,” “us,” or “our”) was incorporated on January 15, 2004 as a Delaware corporation. The Company is located in Frisco, Texas and is a medical technology company that focuses on the design, manufacture and distribution of specialty respiratory and emergency medical solutions. The company pioneered a safe and easy to use solution to produce medically pure (USP) oxygen from inert powders. The company owns nine (9) issued patents and patents pending on this technology which makes the provision of emergency duration or short duration oxygen safer, more accessible and easier to use than traditional oxygen provision systems. OxySure's products improve access to emergency oxygen that affects the survival, recovery and safety of individuals in several areas of need: (1) Public and private places and settings where medical emergencies can occur; (2) Individuals at risk for cardiac, respiratory or general medical distress needing immediate help prior to emergency medical care arrival; and (3) Those requiring immediate protection and escape from exposure situations or oxygen-deficient situations in industrial, mining, military, or other "Immediately Dangerous to Life or Health" (IDLH) environments.

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

While the Company has effectively managed its working capital deficit the going concern risk remains an issue for the company to manage.  The Company has implemented, and plans to further implement several different strategies in order to help the Company ease the going concern issue.  Refer to Note 10, “Going concern” of the Notes to Financial Statements for a partial list of the Company’s plans to mitigate the going concern issue.

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

OXYSURE® SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
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

Deferred Revenue and Income - We defer revenue and income when we invoice a customer or a customer makes a payment and the requirements of revenue recognition have not been met (i.e. persuasive evidence of an arrangement exists, shipment from a company warehouse has occurred, the price is fixed or determinable and collectability is reasonably assured). Deferred Revenue was $2,976 and $499,225 as at September 30, 2013 and December 31, 2012, respectively.

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

At September 30, 2013 inventories consisted of the following:

September 30, 2013

Parts inventory	$169,880
Work in process	73,200
Finished goods	$28,282
Total inventories	$271,361

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
SEPTEMBER 30, 2013
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

Property and Equipment – Property and equipment are recorded at cost with depreciation and amortization provided over the shorter of the remaining lease term or the estimated useful life of the improvement ranging from three to seven years. Renewals and betterments that materially extend the life of an asset are capitalized. Expenditures for maintenance and repairs are charged to expense when incurred. Furniture and fixtures are depreciated over five years. Machinery and equipments are depreciated over five to seven years. Software is depreciated over three years.  Leasehold improvements are computed using the shorter of the estimated useful lives of the assets or the lease terms.  Depreciation expense was $4,593 and $40,899 for the three month periods ended September 30, 2013 and 2012, respectively.

Other Long-Lived Assets – We have two types of intangible assets – patents and trademarks.  Intangible assets are carried at cost, net of accumulated amortization.  Amortization expense for patents and trademarks was $7,508 and $7,489 for the three month periods ended September 30, 2013 and 2012, respectively.

Intangible assets with definite useful lives and other long-lived assets are tested for impairment if certain impairment indicators are identified.  Management evaluates the recoverability of its identifiable intangible assets in accordance with applicable accounting guidance, which requires the assessment of these assets for recoverability when events or circumstances indicate a potential impairment exists. Certain events and circumstances the Company considered in determining whether the carrying value of identifiable intangible assets may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; and changes in its business strategy.  In determining if impairment exists, we estimate the undiscounted cash flows to be generated from the use and ultimate disposition of these assets.  If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Impairment charges for patents were $0 for each of the three month periods ended September 30, 2013 and 2012.

OXYSURE® SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Other Assets– We record Other Assets net of accumulated amortization. Amortization expense for Other Assets was $23,237 and $0 for the three month periods ended September 30, 2013 and 2012, respectively.

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

Allowance for Doubtful Accounts - We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make payments.  We periodically review these allowances, including an analysis of the customers’ payment history and information regarding the customers’ creditworthiness.  Actual write-offs have not been materially different from the estimated allowance. We recorded bad debt expense of $0 for each of the three month periods ended September 30, 2013 and 2012.

Research and Development Costs – Costs associated with the development of our products are charged to expense as incurred.  $134,357 and $579 were incurred in the three month periods ended September 30, 2013 and 2012, respectively.

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

Stock-Based Compensation – We account for share-based payments, including grants of stock options to employees, consultants and non-employees; moreover, we issue warrants to the consultants and related parties.  We are required to estimate the fair value of share-based awards and warrants on the date of grant. The value of the award is principally recognized as expense ratably over the requisite service periods. We have estimated the fair value of stock options and warrants as of the date of grant or assumption using the Black-Scholes option pricing model.

OXYSURE® SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The expected term is based on the observed and expected time to exercise and post-vesting cancellations of options by employees.  Upon the adoption of the accounting guidance, we continued to use historical volatility in deriving its expected volatility assumption as allowed under GAAP because we believe that future volatility over the expected term of the stock options is not likely to differ materially from the past. The risk-free interest rate assumption is based on 5-year U.S Treasury zero-coupon rates appropriate for the expected term of the stock options. The expected dividend assumption is based on the history and expectation of dividend payouts.  The fair values generated by the Black-Scholes model may not be indicative of the actual fair values of the equity awards, as we do not consider other factors important to those awards to employees, such as continued employment, periodic vesting requirements and limited transferability.  The amount of stock based compensation expenses is net of an estimated forfeiture rate, which is also based on historical data. For the three month periods ended September 30, 2013 and 2012, stock based compensation expense was approximately $22,038 and $(3,200), respectively, which consisted primarily of stock-based compensation expense related to stock options issued to the employees and recognized under GAAP.

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees. In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services to be provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined. The Company recognizes this expense over the period in which the services are provided. For each of the three month periods ended September 30, 2013 and 2012, stock based compensation expense was approximately $0 which consisted primarily of stock-based compensation expense related to stock options and warrants recognized under GAAP issued to consultants and other non-employees.

The following table shows the components of the Company’s stock based compensation expense for employees, consultants and other non-employees:

	Three months ended September 30,
	2013	2012

Common Stock options issued for compensation	$22,038	$(3,200)
Common Stock options and warrants issued for services	-	-

Total	$22,038	$(3,200)

Shipping and Handling Costs - Shipping and handling charges to customers are included in net revenues, and the associated costs incurred are recorded in cost of revenues.

Advertising Costs - Advertising costs are charged to operations when incurred.  We incurred $77,841 and $7,234 in advertising and promotion costs during the three month periods ended September 30, 2013 and 2012, respectively.

OXYSURE® SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Litigation and Settlement Costs - Legal costs are expensed as incurred. The Company records a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) accrue the best estimate within a range of loss if there is a loss or, when there is no amount within a range that forms a better estimate, the Company will accrue the minimum amount in the range. The Company was not involved in any legal proceedings, litigation or other legal actions during the three months ended September 30, 2013.

Net Income (Loss) Per Share - Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding. However, basic loss per share excludes anti-dilutive securities. Diluted earnings per share is computed based on the weighted average number of common shares outstanding, increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued, and reduced by the number of shares the Company could have repurchased from the proceeds from issuance of the potentially dilutive shares. Potentially dilutive shares of common stock include stock options and other stock-based awards granted under stock-based compensation plans and shares committed to be purchased under the employee stock purchase plan.

The table below sets forth the computation of basic and diluted earnings (loss) per share:

	Three months ended September 30,
	2013	2012
Historical net loss per share:

Numerator
Net loss, as reported	(82,613)	(133,779)
Less: Effect of amortization of interest expense on convertible notes	-	-
Net loss attributed to common stockholders (diluted)	(82,613)	(133,779)

Denominator
Weighted-average common shares outstanding	24,076,789	20,761,595
Effect of dilutive securities	-	-
Denominator for diluted net loss per share	24,076,789	20,761,595
Basic and diluted net loss per share	$(0.00)	$(0.01)

The following outstanding options, warrants, convertible preferred shares and convertible note shares were excluded from the computation of basic and diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Three months ended September 30,
	2013	2012

Options to purchase common stock	1,570,891	1,532,430
Warrants to purchase common stock	1,894,534	1,822,034
Common shares issuable upon conversion of convertible preferred stock	907,375	1,059,875
Convertible note shares outstanding	810,147	1,696,331

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
SEPTEMBER 30, 2013
(Unaudited)

NOTE 2 – INTANGIBLE ASSETS

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

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with applicable accounting guidance. Impairment charges for patents were $0 for each of the three month periods ended September 30, 2013 and 2012.

The carrying values of our amortized acquired intangible assets as of the September 30, 2013 are as follows:

	September 30, 2013
	Gross	Accumulated Amortization and write off	Net

Patents	$617,651	$(253,335)	$364,316
Trademarks	$45,723	$(10,086)	$35,637
	$663,374	$(263,421)	$399,953

Of the net amount of $399,953 in intangible assets as of September 30, 2013, approximately 91% is in patents and approximately 9% is in trademarks.  Included in the $663,374 gross amount for patents and trademarks is $157,000 acquired from entities controlled by the founder of the Company in January 2004. The remaining $506,374 represents amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of patent and trademark applications.

NOTE 3 – NOTES PAYABLE

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
SEPTEMBER 30, 2013
(Unaudited)

NOTE 3 – NOTES PAYABLE (CONTINUED)

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

The unamortized discount at September 30, 2013 was $31,031, and the net amount of the Frisco Note as at September 30, 2013 was $116,969.

Future principal payments of this note payable are as follows:

2013	$44,000
2014	52,000
2015	52,000
$148,000

Sinacola Subordinated, Convertible Notes.

Fifth Landlord Note; Sixth Landlord Note:

On March 23, 2011 we entered into a third rent satisfaction agreement (the “2011 RSA”) with our landlord, Sinacola. In terms of the 2011 RSA, certain of our rent obligations for the period January 1, 2011 through September 30, 2011 under our lease agreement, including base rent and deferred rent, are satisfied in full.

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
SEPTEMBER 30, 2013
(Unaudited)

NOTE 3 – NOTES PAYABLE (CONTINUED)

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

In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from the Fifth Landlord Note and the Sixth Landlord Note were allocated based on the relative fair values of the notes without the warrants issued in conjunction with the notes and of the warrants themselves at the time of issuance. We recorded the relative fair value of the warrant issued to Fifth Landlord Note in the amount of $32,207 as a debt discount upon issuance, and amortized this debt discount as interest expense over the life of the note.  Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $17,793, at the time of issuance provided to the holder of the note, which we also amortize as interest expense over the life of the note. We recorded interest expense in the amount of $0 for each of the three month periods ended September 30, 2013 and September 30, 2012 in connection with the Fifth Landlord Note.  We recorded the relative fair value of the warrant issued to Sixth Landlord Note in the amount of $32,207 as a debt discount upon issuance, and amortized this debt discount as interest expense over the life of the note.  Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $15,540, at the time of issuance provided to the holder of the note, which we also amortize as interest expense over the life of the note. We recorded interest expense in the amount of $0 for the each of the three month periods ended September 30, 2013 and September 30, 2012 in connection with the Sixth Landlord Note.

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
SEPTEMBER 30, 2013
(Unaudited)

NOTE 3 – NOTES PAYABLE (CONTINUED)

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

In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from the Seventh Landlord Note and the Eighth Landlord Note were allocated based on the relative fair values of the notes without the warrants issued in conjunction with the notes and of the warrants themselves at the time of issuance. We recorded the relative fair value of the warrant issued to Seventh Landlord Note in the amount of $32,223 as a debt discount upon issuance, and we amortize this debt discount as interest expense over the life of the note.  Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $17,827, at the time of issuance provided to the holder of the note, which we also amortize as interest expense over the life of the note. We recorded interest expense in the amounts of $5,460 and $5,460 for the three months ended September 30, 2013 and September 30, 2012, respectively in connection with the Seventh Landlord Note.  We recorded the relative fair value of the warrant issued to Eighth Landlord Note in the amount of $32,223 as a debt discount upon issuance, and we amortize this debt discount as interest expense over the life of the note.  Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $15,540, at the time of issuance provided to the holder of the note, which we also amortize as interest expense over the life of the note. We recorded interest expense in the amounts of $5,210 and $5,210 for the three months ended September 30, 2013 and September 30, 2012, respectively in connection with the Eighth Landlord Note.

OXYSURE® SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(Unaudited)

NOTE 3 – NOTES PAYABLE (CONTINUED)

The Company issued four additional convertible notes with a face value totaling $245,000 during the three months ended September 30, 2013. The following table reflects the carrying values of our short-term and long-term notes payable as of September 30, 2013:

	Effective Interest Rate	Principal	Discount	September 30, 2013

Current notes payable
Sinacola, Third Landlord Note	0.0%	$110,000	-	$110,000
Sinacola, Fourth Landlord Note	0.0%	110,715	-	110,715
Sinacola, Fifth Landlord Note	0.0%	50,000	-	50,000
Sinacola, Sixth Landlord Note	0.0%	50,000	-	50,000
Sinacola, Seventh Landlord Note	44%	50,050	5,460	44,590
Sinacola, Eighth Landlord Note	42%	50,050	5,210	44,840
JMJ Financial Note1	78%	50,834	31,643	19,191
JMJ Financial Note2	113%	25,000	18,600	6,400
Tonaquint, Inc. Note	96%	106,925	52,444	54,481
LG Capital	112%	51,998	38,912	13,086
Frisco EDC	12.3%	44,000	3,103	40,897

Total short-term notes payable		$699,572	155,372	$544,200

Long-term notes payable
Frisco EDC	12.34%	$104,000	27,928	$76,072

Total long-term notes payable		$104,000	$27,928	$76,072
Total short-term and long-term notes payable		$803,572	$183,300	$620,272

OXYSURE® SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(Unaudited)

NOTE 3 – NOTES PAYABLE (CONTINUED)

The following table summarizes our outstanding notes payable as of September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012

Current portion of notes payable		$40,897	$31,588
Current portion of convertible notes payable		503,303	367,001
Current portion of notes payable, net		$544,200	$398,589

Long-term portion of notes payable		$104,000	$104,000
Less: Unamortized discount		(27,928)	(27,928)
		76,072	76,072

Long-term portion of convertible notes payable	$		$-
Less: Unamortized discount			-
			-

Long-term portion of notes payable, net		$76,072	$76,072

OXYSURE® SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(Unaudited)

NOTE 4 - SHAREHOLDERS’ EQUITY

Preferred Shares Rights

On December 31, 2005, the Company’s Board of Directors adopted a Preferred Shares Rights Agreement (the “Original Rights Agreement”). Pursuant to the Agreement, the Board authorized the issuance of up to 5,000,000 shares of preferred stock, par value $0.0005 per share. As of July 2, 2008, the Company had authorized the issuance of 3,143,237 shares of preferred stock designated as Series A Convertible Preferred Stock (“Series A Preferred”). The original issue price of the Series A Preferred is $1.00 per share. There were 743,750 and 818,750 Series A Preferred shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively.

During the three months ended September 30, 2013 the Company did not issue any shares of the Series A Preferred. During the three months ended September 30, 2013 25,000 shares of the Series A Preferred have been converted into our common stock at a conversion ratio of 1.22:1.

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

OXYSURE® SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(Unaudited)

NOTE 4 - SHAREHOLDERS’ EQUITY (CONTINUED)

Common Stock

The Company has authorized 100,000,000 shares of $0.0004 par value common stock.

During the three months ended September 30, 2013 we issued approximately 340,000 shares of common stock valued at approximately $170,000 pursuant to common stock subscribed but not issued in a prior period.

As of September 30, 2013 we had approximately $107,827 in Other stockholder equity recorded pursuant to approximately 197,779 shares of common stock subscribed for but not issued, in accordance with ASC Topic 210-10.

As of September 30, 2013 we had approximately 24,217,806 shares of common stock issued and outstanding.

NOTE 5 - STOCK OPTIONS AND WARRANTS

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

Stock Options

The following table summarizes information about the number and weighted average of the options that were forfeited or expired under the Plan as at September 30, 2013:

	Employee			Non-Employee
			Weighted		Weighted
	Number		Average	Number	Average	Combined
	Of		Exercise	Of	Exercise	Total
	Options		Price	Options	Price	Options
Outstanding at June 30, 2013	1,579,921	*	$0.36	18,180	$1.15	1,579,921
Granted	-		$-	-	$-	-
Exercised	-		$-	-	$-	-
Forfeited/Cancelled	(6,750)		$2.00	(2,280)	$2.50	(9,030)
Outstanding at September 30, 2013	1,573,171		$0.36	15,900	$0.96	1,570,891

*Corrected from our June 30, 2013 financial statement footnotes.

OXYSURE® SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(Unaudited)

NOTE 5 - STOCK OPTIONS AND WARRANTS (CONTINUED)

We used the following assumptions to estimate the fair value of options granted under the Plan for the three months ended September 30, 2013 and 2012:

	Equity Incentive Plans for Quarter Ended September 30,
	2013	2012

Expected terms (in years)	5-10	5-10
Volatility (weighted ave.)	38%	26%
Risk-free interest rate (weighted ave.)	1.39%	1.04%
Expected dividend rate	0%	0%

Risk-Free Interest Rate	The risk-free interest rate assumption was based on U.S. Treasury instruments with a term that is consistent with the expected term of our stock options.

Expected Volatility	We use historical volatility in deriving our expected volatility assumption because we believe that future volatility over the expected term of the stock options is not likely to differ from the past.
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

As of September 30, 2013, there were unrecognized compensation costs of approximately $44,142 related to non-vested stock option awards granted after April 2004 that will be recognized on a straight-line basis over the weighted average remaining vesting period of 0.37 years.

Stock compensation cost, using the graded vesting attribute method in accordance with Codification topic 718, is recognized over the requisite service period, generally 5 years, during which each tranche (one fifth) of shares is earned (zero, one, two, three, and four years).  The value of each tranche is amortized on a straight-line basis.  For the three months ended September 30, 2013, stock based compensation expense was approximately $22,038, which consisted primarily of stock-based compensation expense related to stock options recognized under GAAP issued to employees.  For the three months ended September 30, 2013, there were no options exercised.

OXYSURE® SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(Unaudited)

NOTE 5 - STOCK OPTIONS AND WARRANTS (CONTINUED)

Warrants.

The following table summarizes our warrant activities for the three months ended September 30, 2013:

		Weighted
	Number	Average
	Of	Exercise
	Warrants	Price
Outstanding at June 30, 2013	1,519,534	$0.80
Granted	375,000	$1.50
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding at September 30, 2013	1,894,534	$0.94

NOTE 6 – RELATED PARTY TRANSACTIONS

A summary of the related party financings and notes as at September 30, 2013 is as follows:

Related party	Julian Ross (1)
Amount	$108,483
Stated interest rate	0%
Maturity	n/a

(1) Our CEO, Mr. Ross provides us shareholder cash advances and other consideration from time to time to fund working capital.

During the quarter we purchased a truck from Pearl Ross for an amount of $2,600. We use the truck for local deliveries and other operational purposes. Pearl Ross is the spouse of our CEO, Mr. Julian Ross. Mr. Ross disclaims any ownership in the truck or the proceeds from the sale.

OXYSURE® SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(Unaudited)

NOTE 7 – FAIR VALUE MEASUREMENTS

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

Assets Measured at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis which were comprised of the following types of instruments as of September 30, 2013:

	Total	Level 1	Level 2	Level 3

Cash (1)	$4,753	$4,753	-	-
Total cash equivalents as of September 30, 2013	$4,753	$4,753	$-	$-

(1) Included in cash and cash equivalents on the Company's Balance Sheet.

NOTE 8 – OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

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

NOTE 9 – SEGMENT INFORMATION

We are organized as, and operate in, one reportable segment: the development, distribution and sale of specialty respiratory products and related medical products, accessories, and services. Our chief operating decision-maker is our Chief Executive Officer. Our Chief Executive Officer reviews financial information presented for purposes of evaluating financial performance and allocating resources, accompanied by information about revenue by geographic regions. Our assets are primarily located in the United States of America and not allocated to any specific region and we do not measure the performance of our geographic regions based upon asset-based metrics. Therefore, geographic information is presented only for revenue. Revenue by geographic region is based on the ship to address on our customer orders.

OXYSURE® SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(Unaudited)

NOTE 9 – SEGMENT INFORMATION (CONTINUED)

The following presents total revenue by geographic region for the three month periods ended September 30, 2013 and 2012:

	Three months ended September 30,
	2013	2012

Product Revenue:
United States - product sales	$284,540	$60,296
ROW - product sales	2,530	41,880
ROW - license fees/service revenue	258,750	-
Totals	$545,820	$102,176

NOTE 10 – GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. While we have turned a profit during the three months ended September 30, 2013, historically we have been suffering from recurring loss from operations. We have an accumulated deficit of $14,703,693 and $14,258,667 at September 30, 2013 and December 31, 2012, respectively, and stockholders’ deficits of $310,451 and $652,125 as of September 30, 2013 and December 31, 2012, respectively. We require substantial additional funds to manufacture and commercialize our products. Our management is actively seeking additional sources of equity and/or debt financing; however, there is no assurance that any additional funding will be available.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying September 30, 2013 balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, to maintain present financing, and to generate cash from future operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis summarizes the significant factors affecting our results of operations, financial conditions and liquidity position for the three months ended September 30, 2013 and 2012, and should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this report.

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

Highlights

Some of our key financial performance statistics for the three months ended September 30, 2013, as compared to the same metric for the three months ended September 30, 2012, include the following:

●	Total revenue increased by approximately 428% to $545,820 as compared to $103,327 for the prior period;

●	Net loss declined by approximately 38.25% to $82,613 or $(0.00) per share for the quarter as compared to a loss of $133,779 or $(0.01) per share during the prior period;

●
Interest expense declined by approximately 15% to $47,180 as compared to $55,461 for the prior period, offset by an increase in general and administrative expense which increased to $478,518 as compared to $206,810 for the prior period;

●	Working capital deficit improved by approximately $2,204,966; and

●	Stockholder deficit improved by approximately $2,080,000.

Some of our key non-financial highlights and milestones achieved during the third quarter of 2013 include the following:

●	We made significant progress with regard to the CE Marking of our flagship product, the OxySure Model 615;

●	We added new distributors in the United States to expand our distribution footprint;

●	We made significant progress on our development of the military market in connection with our teaming agreement for the military; and

●	We made significant progress on our development of new products.

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

The OxySure Strategy

The following summarizes the principal elements of our strategy:

●
We launched the OxySure Model 615 into the K-12 education market in the United States, and we subsequently diversified into other institutional markets, such as colleges, churches and places of worship, manufacturing facilities and other commercial and municipal buildings. We plan to continue to pursue institutional customers in these and other vertical markets, both in the United States and internationally.

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

●	We plan to pursue strategic alliances where applicable to accelerate our growth and access to new customers, sales channels, markets and products.

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

	Three months ended September 30,
	2013	2012

Net income (loss)	(82,613)	(133,779)
Shares used in computing basic income (loss) per share amounts (weighted ave.)	24,076,789	20,761,595
Shares used in computing diluted income (loss) per share amounts (weighted ave.)	24,076,789	20,761,595
Net income (loss) per share:
Basic and Diluted	$(0.00)	$(0.01)

Results for the Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012 (unaudited)

Revenues

We had $545,820 in revenues from operations for the three months ended September 30, 2013 as compared to revenues of $103,327 for the three months ended September 30, 2012.  The increase in revenues is primarily attributable to an increase in US product sales, an increase in licensing/service revenues and an increase in products developed for the military as part of a teaming agreement.

Expenses

Total expenses for the three months ended September 30, 2013 were $636,808, which amount includes $478,518 of operating expenses, $111,110 in cost of goods sold, and $47,180 in interest expense, as compared to total expenses for the three months ended September 30, 2012 of $312,743, which amount includes $206,810 of operating expenses, $50,472 in cost of goods sold, and $55,461 in interest expense. The increase in total selling, general and administrative expenses is primarily attributable to an increase in advertising and promotional expense, an increase in research and development expense, and an increase in other general and administrative expense, offset by a decrease in interest expense. The decrease in interest expense is primarily attributable to a decrease in interest expense related to convertible notes.

Research and Development

Research and development expenses of $134,357 and $579 were incurred in the three months periods ended September 30, 2013 and 2012, respectively.  The increase in research and development expense is primarily attributable to an increase in research and development expense recognized in connection with products for military markets.

Net Income (Loss)

Net loss for the three months ended September 30, 2013 was $82,613 and diluted net loss per share was $(0.00) as compared to a net loss for the three months ended September 30, 2012 of $133,779 and diluted net loss per share of $0.01. The improvement in net loss during the period ended September 30, 2013 as compared to the three months ended September 30, 2012 is primarily due to the combined effect of an increase in revenues and a decrease in interest expense, offset by an increase in selling, general and administrative expenses.

Results for the Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012 (unaudited)

Revenues

We had $1,262,311 in revenues from operations for the nine months ended September 30, 2013 as compared to revenues of $194,102 for the nine months ended September 30, 2012.  The increase in revenues is primarily attributable to an increase in US product sales, an increase in licensing/service revenues and an increase in products developed for the military as part of a teaming agreement.

Expenses

Total expenses for the nine months ended September 30, 2013 were $1,734,281, which amount includes $1,321,850 of operating expenses, $316,763 in cost of goods sold, and $95,668 in interest expense, as compared to total expenses for the nine months ended September 30, 2012 of $1,006,455, which amount includes $747,347 of operating expenses, $88,331 in cost of goods sold, and $170,778 in interest expense. The increase in total selling, general and administrative expenses is primarily attributable to an increase in advertising and promotional expense and an increase in research and development expense, offset by a decrease in other general and administrative expense.

Research and Development

Research and development expenses of $354,515 and $1,814 were incurred in the nine months periods ended September 30, 2013 and 2012, respectively.  The increase in research and development expense is primarily attributable to an increase in research and development expense recognized in connection with products for military markets.

Net Income (Loss)

Net loss for the nine months ended September 30, 2013 was $444,571 and diluted net loss per share was $(0.02) as compared to a net loss for the nine months ended September 30, 2012 of $678,001 and diluted net loss per share of $(0.03). The improvement in net loss during the nine months ended September 30, 2013 as compared to the three months ended September 30, 2012 is primarily due to the combined effect of an increase in revenues and a decrease in interest expense, offset by an increase in selling, general and administrative expenses.

Liquidity and Capital Resources

We had a cash balance of approximately $4,753 as of September 30, 2013, as compared to $13,514 as of December 31, 2012.  Our funds are kept in financial institutions located in the United States of America.

We had negative working capital of approximately $1,102,998 as of September 30, 2013 as compared to a negative working capital of $1,536,239 as of December 31, 2012.

We had total notes payable of $620,272 and $474,661 as of September 30, 2013 and December 31, 2012, respectively. The increase in Notes Payable was primarily due to the issuance of four new notes totaling $245,000, offset by the conversion to our common stock of a note with balance outstanding of $29,633, including principal and accrued interest.

We generally provide our customers with terms of up to 30 days on our accounts receivable.  In some cases we require prepayment, depending on history or credit review.  Further, we generally require pre-payment on orders shipped to international destinations.  Our accounts receivable, net of allowances for sales returns and allowance for doubtful accounts, were $53,979 and $18,487 as at September 30, 2013 and December 31, 2012, respectively.

Since inception, we have been engaged primarily in product research and development, obtaining certain regulatory approvals, investigating markets for our products, developing manufacturing and supply chain partners, developing our production capability, and developing distribution, licensing and other channel relationships. In the course of funding research and development activities, we have sustained operating losses since inception and have an accumulated deficit of $14,703,693 at September 30, 2013.

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

During the remainder of 2013 and 2014, we will need additional capital to market and sell our products, and to further develop and enhance our current product offerings, introduce new products and address unanticipated competitive threats, technical problems, economic conditions or other requirements.  During the three months ended September 30, 2013 we issued 340,000 shares of common stock valued at approximately $170,000 pursuant to common stock subscribed but not issued in a prior period, and $164,040 in cash for common stock subscribed. We estimate that we will require approximately $2.57 million over the next 12 months to remain viable.  There is no assurance that we will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.  However, there can be no assurance that any additional financing will be available to us.  Additional equity financing may involve substantial dilution to our then existing stockholders.  In the event we are unable to raise additional capital, we may be required to substantially reduce or curtail our activities.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to litigation in the normal course of business. As of September 30, 2013 the Company was not a party to any ongoing litigation matters.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2013 we issued approximately 340,000 shares of common stock valued at approximately $170,000 pursuant to common stock subscribed but not issued in a prior period.

Proceeds from the sale of common stock were used for working capital and for general corporate purposes. All of the securities described above were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

DATED: November 14, 2013	OXYSURE SYSTEMS, INC.

/s/ Julian T. Ross
BY: Julian T. Ross
ITS: President and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)