Form 10-K
period 2013-12-31
OxySure Systems Inc
filed 2014-04-15
CIK 1413797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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

The aggregate market value of the voting common equity held by non-affiliates was $3,348,045, based on the closing price of such common equity as of June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of the registrant’s class of $0.0004 par value common stock as of April 14, 2014 was 25,969,363.

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

U.S. Federal Government

We were awarded a multi-year contract by the General Services Administration (“GSA”) to allow us to supply our products to all branches of the U.S. Federal Government.  Our Federal Supply Schedule Contract number V797P-4153b is unrestricted, or a 100% set-aside contract for small business, and has an initial term ending November 14, 2013.  Thereafter, the contract may be renewed for up to three additional five-year terms.  Federal buyers are able to purchase our products either directly from us or via GSA Advantage!, the U.S. government’s online shopping and ordering system for government buyers.

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

Sales and Marketing Plan

Our sales strategy is focused primarily on an indirect sales strategy for developing push sales of our products.  We currently have in excess of 40 independent third party distributors in the United States. These distributors are typically businesses focused on selling AED’s, medical products or safety products. We have targeted the education market as an early adopter market and have already achieved some initial success in penetrating that market.  As a result of our sales efforts so far, Model 615 was sold into K-12 schools and school districts in more than 40 states.  We plan to continue to build on this early success in the education market.  In addition, we have had initial success in selling Model 615 into colleges, places of worship, manufacturing facilities, and other commercial placement markets, and we will continue our effort to grow sales in those early markets in the foreseeable future.  We also have a limited number of distributors outside of the United States. These include distributors in Australia, New Zealand, United Kingdom, Netherlands, Belgium, Luxembourg, and South Africa. We plan to increase our sales capability by adding independent distributors both in the US and internationally.  We recently received CE Marking approval for Model 615. We plan to pursue relationships with distributors across Europe in the near term. Distributors that we may pursue include:

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

Intellectual Property

We rely on a combination of patent, trademark and trade secret protection and other unpatented proprietary information to protect our intellectual property rights and to maintain and enhance our competitiveness in the consumer medical industry.  As a matter of practice, we require assignment of intellectual property rights provisions in all our employment, consultant and subcontractor agreements.  We have legal ownership of six U.S. patents, two Australian patents and one South African patent, in addition to other patent applications, that we use in our business operations.  These patents include design, utility, and invention patents that relate to our products.  In January 2004, we entered into an assignment and transfer agreement with Julian T. Ross, our founder and current Chief Executive Officer and his affiliates for the transfer and assignment of the initial patent application to us, and for the transfer to us of any and all other initial intellectual property related to the prior research and development conducted by him in relation to our business.

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

Expand Global Presence

Though we have concentrated in the United States, we believe a strong and growing market for our products exists in countries outside of America, primarily in Europe, Canada, Asia, and South America.  We intend to further expand our international resources to better serve global customers and business associates and to leverage opportunities in markets such as Brazil, Canada, Europe, Australia, South Korea, India, and China.  We plan to add regional sales representatives and distributors in different geographic regions to better address demand for our products.

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

Our primary current suppliers and the products they supply to us are listed below:

Name of Supplier	Products Supplied
AAA Aircare Systems	Air purification products
Activar Construction Products Group	Display systems
AMS Filling Systems, Inc.	Filling equipment
Branson Ultrasonics Corporation	Ultrasonic welding equipment
Brenntag Southwest, Inc.	Chemical supplies
Cardiac Science	AED equipment and supplies
Colder Products	Fitments and connectors
D.B. Roberts Company	Hardware parts
Dymax Corporation	Adhesive products, systems and supplies
HeartSafe America	Medical safety equipment
Heartsine	AED equipment and supplies
Newcomb Spring	Springs
Marking Systems, Inc.	Labeling and related supplies
McMaster-Carr	Hardware parts
Packaging Technologies, Inc.	Sealing Equipment and supplies
Pfaltz & Bauer	Chemical supplies
Polo Custom Products	Carrying bags
Polymer Technology Corporation	Injection molding services
PressCut Industries	Fabrication Materials
R. S. Hughes Company, Inc.	Sealing supplies
Sigma Aldrich	Chemical & lab Supplies
Sunbelt Plastics Tooling	Injection molding services
LTI Atlanta	Filter materials
S. Wickstrom Manufacturing	Injection molding services

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

Research and Development

To enhance our product quality, reduce cost, and keep pace with technological advances and evolving market trends, we plan to continue to engage in research and development, as budgets allow.  We spent $356,015 and $25,816 on research and development in 2013 and 2012, respectively.  Our research and development effort is focused on enhancing our technology by improving the performance of our current products and developing new products, in addition to developing related and alternative technologies.  We have made investments of capital and time to develop technology engines, intellectual property and industry expertise in technologies that we believe provide us with a competitive advantage in the markets where we compete.  Our technologies are based on complex formulas which require extensive amounts of data and expertise.  We plan to continue to invest in technologies to maintain our market position and to develop new applications and products.

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

Employees

As of the date hereof, we had 24 full-time employees, including 13 employees in production and 5 employees in management, sales and marketing.  In addition, we had two part time employees, and several independent consultants that we employ on a retained basis and on an as needed basis. All of our employees are based in the United States.  Our employees are not represented by any labor union and are not organized under a collective bargaining agreement, and we have never experienced a work stoppage due to union activity.

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

We were incorporated on January 15, 2004 and we do not have a long operating history or realized any substantial revenues.  We do not have any sufficient operating history upon which an evaluation of our future success or failure can be made.  Our accumulated deficit from inception through December 31, 2013 was $15,287,647.

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

We expect to raise additional capital during 2014 and 2015, but we do not have any firm commitments for additional funding.  If we are unsuccessful in raising additional capital, or the terms of raising such capital are unacceptable, we may suffer liquidity issues that may have a material adverse impact on our ability to continue operations or we may have to modify our business plan and/or significantly curtail our planned activities and other operations.

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

There can be no assurance that there will be continued market acceptance for our portable emergency oxygen device, its need, or its use in the long term, and there can be no assurance of its commercial acceptance or profitability in the long term.  While we intend to develop additional products, even if our research and development yields technologically feasible applications, we may not successfully develop commercial products, and even if we do, we may not do so on a timely basis.  If our research efforts are technologically successful, it could take years before this technology is commercially viable.  During this period, superior competitive technologies may be introduced or customer needs may change, which will diminish or extinguish the commercial uses for our applications.  We cannot predict when significant commercial market acceptance for our portable emergency oxygen device or any of our potential new products will develop, if at all, and we cannot reliably estimate the projected size of any such potential market.  If markets fail to accept our portable emergency oxygen device or any new products we may develop, we may not be able to generate revenues from the commercial application of our products and technologies.  Our revenue growth and achievement of profitability will depend substantially on our ability to have our portable emergency oxygen device and any new products we may introduce be accepted by customers.  If we are unable to cost-effectively achieve acceptance of our products and technology by customers, or if the associated products do not achieve wide market acceptance, our business will be materially and adversely affected.

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

Our distribution partners may not honor their agreements with us or they may not honor the provisions of the sales quotas or minimum sales requirements prescribed in those agreements, where applicable. Some of our distributors have minimum sales commitments with us that they have not met. While we may have remedies available to us under our distribution agreements with our distributors, we have elected not to seek the relief provided by those remedies. There can be no assurance that these distributors, or any other distributors in the future will adhere to their minimum sales commitments to us.

If any of these situations occurs or remains unresolved, we may not be able to successfully market and sell our products, which would decrease or eliminate our ability to generate revenues.

We may not be successful at marketing and selling our technology or products.

That can be no assurance that our portable emergency oxygen device, the OxySure Model 615 will receive continued market acceptance.  We also intend to develop additional products and technologies for various vertical market applications.  We may not be able to market and sell our technology or products and any financial or research efforts we exert to develop, commercialize or promote such products may not result in revenue or earnings.

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

Our common stock ownership is concentrated.  Through his ownership of shares of our common stock, our founder and President, Julian T. Ross beneficially owns approximately 59.86% of our total outstanding shares of common stock.  This amount includes common stock held by JTR Investments, Limited.  As a result of the concentrated ownership of the stock, Mr. Ross will be able to control all matters requiring stockholder approval, including the election of directors and approval of mergers and other significant corporate transactions.  This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company.  It could also deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and it may affect the share price of our common stock.

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

ITEM 1B—UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2—PROPERTIES

We do not own any property at the present time and have no agreements to acquire any property.  Our executive offices are located at 10880 John W. Elliot Drive, Suite 600, Frisco Texas, 75033.  The space is approximately 16,200 square feet, and comprises approximately 6,200 square feet of office space and approximately 10,000 square feet of production and warehouse space.  This space was purpose built for our production needs.  We believe that this space is adequate for our needs at this time, and we believe that we will be able to locate additional space in the future, if needed, on commercially reasonable terms.  We extended our lease on this facility in December 2013 and it expires on December 31, 2017. The costs for the lease are as follows:

Lease Year	Base Rent per Square Foot of Rentable Area (per year)	Annual Base Rent	Monthly Base Rent
2014	$12.00	$194,400.00	$16,200.00
2015	$12.00	$194,400.00	$16,200.00
2016	$13.00	$210,600.00	$17,550.00
2017	$13.00	$210,600.00	$17,550.00

ITEM 3—LEGAL PROCEEDINGS

The Company is subject to litigation in the normal course of business, none of which management believes will have a material adverse effect on the Company’s financial statements.

On or about December 13 of 2013, Wall Street Buy Sell Hold, Inc., (“WSBSH”) filed a lawsuit against the Company in the New York Supreme Court, Nassau County. The suit seeks damages in the form of money, stock and warrants for breach of a marketing agreement entered into on October 22, 2012 and another entered into on March 11, 2013. We have answered the complaint and filed a counterclaim against WSBSH seeking the return of all moneys and shares we paid or transferred to WSBSH, as well as punitive damages for fraud. Management believes the WSBSH claims have no merit, and we intend to vigorously defend our interests in this matter.

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

For the year ended December 31, 2013

	High	Low

Fourth quarter	$0.84	$0.61
Third quarter	$0.85	$0.60
Second quarter	$0.90	$0.52
First quarter	$1.10	$0.35

For the year ended December 31, 2012

	High	Low

Fourth quarter	$2.75	$0.47
Third quarter	$0.88	$0.45
Second quarter	$2.50	$0.50

As of April 14, 2014, there were approximately 74 holders of record of our common stock, 20 holders of record of our Series A convertible preferred stock, and 2 holders of record of our Series B convertible preferred stock. In addition, we believe that a significant number of beneficial owners of our common stock hold their shares in nominee or in “street name” accounts through brokers.  On April 14, 2014, the last sale price reported on the OTCQB for our common stock was $.61.

Dividend Policy

Since inception of OxySure, no dividends have been paid on our common stock. We intend to retain any earnings for use in our business activities, so it is not expected that any dividends on our common stock will be declared and paid in the foreseeable future.

Repurchases of Common Stock

None.

Unregistered Sales of Equity Securities

During the year ended December 31, 2013:

(1)	We issued 482,934 shares of common stock pursuant to the conversion of convertible subordinated promissory notes totaling $462,448 at an aggregate conversion price of $0.96 per share.
(2)	We issued 91,500 shares of common stock pursuant to the cashless conversion of 75,000 shares of our Series A Preferred at a conversion ratio of 1.22:1.
(3)	We issued 864,360 shares of common stock pursuant to deferred rent and lease agreements valued at $586,222 at an aggregate price of $.68 per share.
(4)	We issued 438,888 shares of common stock pursuant to the exercise of 438,888 penny warrants and received proceeds of $4,388.
(5)	We issued 1,105,947 shares of common stock and warrants for $564,164 in cash at an aggregate price of $.51 per share.
(6)	We issued 322,000 shares of common stock for services valued at approximately $257,837 an aggregate price of $.80 per share.
(7)	We issued 750 shares of our Series B convertible preferred stock and warrants for $750,000 in cash.

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

Results of operations - Comparison of the years ended December 31, 2013 and 2012

The following table sets forth our condensed statement of operations data and presentation of that data as amount of change from period-to-period.

	For the year ended December 31,		Increase/	% Increase/
	2013	2012	(Decrease)	(Decrease)

Revenues, net	$1,800,327	$270,387	$1,529,940	566%
Cost of goods sold	490,319	143,750	346,569	241%
Gross profit	1,310,008	126,637	1,183,371	934%
	72.8%	46.8%
Operating expenses
Selling, general and administrative	1,798,306	1,264,825	533,481	42%
Loss from operations	(488,298)	(1,138,188)	649,890	61%

Other income (expenses)
Other income	25,825	210,407	(184,582)	(88%)
Interest expense	(249,979)	(217,018)	(32,961)	15%
Total other expenses	(224,154)	(6,611)	(217,543)	33%

Net loss	$(712,452)	$(1,144,799)	(432,347)	(38%)

Revenue

We generate revenue primarily through the sale of Model 615 and related accessories and complimentary products through distribution and teaming partners and dealers.  Revenue and percentage changes for the years ended December 31, 2013 and 2012, respectively, are as follows:

	For the year ended December 31,		Increase/	% Increase/
	2013	2012	(Decrease)	(Decrease)

Revenues, net	$1,800,327	$270,387	$1,529,940	566%

Revenues increased by approximately 566% during the twelve months ended December 31, 2013 as compared to the twelve months ended December 31, 2012. The increase was primarily due to an increase in revenues from product sales in the United States, an increase in revenues from military sales in connection with a teaming agreement and an increase in license revenues.

Gross Profit

Gross profit as a percent of revenue was 72.8% and 46.8% for the years ended December 31, 2013 and 2012, respectively. This increase was primarily due to the combined effect of an increase in license and service revenues, and an increase in product gross margins.

Marketing and Sales Expenses

Marketing and sales expenses consisted primarily of personnel-related costs, including sales commissions, and the costs of marketing programs aimed at increasing revenue, such as advertising, trade shows, public relations, investor relations and other market development and investor awareness programs. Marketing and sales expenses and percentage changes for the years ended December 31, 2013 and 2012, respectively, are as follows:

	For the year ended December 31,		Increase/	% Increase/
	2013	2012	(Decrease)	(Decrease)

Marketing and sales expenses	$353,156	$131,933	$221,223	168%

The increase in marketing and sales expenses for the twelve months ended December 31, 2013 was primarily as a result of an increase in expenses associated with marketing and awareness building of our products, marketing expenses associated with military sales in connection with a teaming agreement and investor relations expenses.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for executive, administrative and production personnel, including stock-based compensation. Other general and administrative expenses include facility costs, legal and accounting services, other professional services, and consulting fees. General and administrative expenses and percentage changes for the years ended December 31, 2013 and 2012, respectively, are as follows:

	For the year ended December 31,		Increase/	% Increase/
	2013	2012	(Decrease)	(Decrease)

General and administrative expense	$1,089,135	$1,107,076	$(17,941)	-2%

The decrease in general and administrative expenses for the twelve months ended December 31, 2013 was primarily as a result of a decrease in depreciation expense and employee stock option expense, offset by an increase in amortization expense. The decrease in employee stock option expense was primarily due to options forfeitures.

Research and Development Expense

Costs associated with research and development increased to $356,015 from $25,816 in the years ended December 31, 2013 and 2012, respectively, primarily due to an increase in costs associated with products for the military in conjunction with a teaming partner.

Interest expense

Total interest expense increased to approximately $249,979 in the twelve months ended December 31, 2013, as compared to $217,018 in the twelve months ended December 31, 2012, primarily due to an increase in stated, accrued interest expense related to notes payable. We had approximately $163,700 in non-cash interest related to debt discount amortization and the amortization of warrant fair values in connection with convertible notes during the twelve months ended December 31, 2013, as compared to $189,611 during the twelve months ended December 31, 2012.

Other income and expense

During the twelve months ended December 31, 2013, other income decreased approximately $184,582 as compared to the same period in the prior year. This decrease was primarily due to the receipt of an economic incentive in the amount of $39,000 from the Frisco Economic Development Corporation, and gains recognized from the impairment of certain accounts payable and notes payable in the prior period which did not recur during the twelve months ended December 31, 2013.

Liquidity, capital resources and plan of operation

We have incurred losses since our inception and as of December 31, 2013 we had an accumulated deficit of $15,287,647 and a surplus in stockholders equity of approximately $1,423,374. We expect to continue to incur losses until we generate sufficient revenue to offset our expenses, and we anticipate that we will continue to incur net losses for the foreseeable future. We expect to incur increased expenses related to our anticipated growth, as well as the development and commercialization of other product candidates and, as a result, we will need to generate significant net product sales, royalty and other revenues to achieve profitability.

Liquidity

Since inception, we have been engaged primarily in technology and product research and development, investigating markets for our products, developing manufacturing and supply chain partners, developing our production capability, and developing distribution, licensing and other channel relationships.  In the course of funding these activities, we have sustained operating losses since inception and have an accumulated deficit of $15,287,647 at December 31, 2013.  We have financed our operations since inception through the issuance of debt and equity securities and loans and advances from stockholders and related parties. We had $1,599,827 and $290,247 of total current assets as of December 31, 2013. We had we had a positive working capital of $747,473 as of December 31, 2013, as compared to a negative working capital of $1,426,174 as of December 31, 2012. We had a cash balance of $657,673 as of December 31, 2013, as compared to $13,513 as of December 31, 2012.  Our funds are kept in financial institutions located in the United States of America.

We generally provide our customers with terms of up to 30 days on our accounts receivable.  In some cases we require prepayment, depending on history or credit review.  Further, we generally require pre-payment on orders shipped to international destinations.  Our accounts receivable, net of allowances for sales returns and allowance for doubtful accounts, were $47,183 and $18,486 as at December 31, 2013 and December 31, 2012, respectively.

We had total notes payable of $349,975 and $474,661 as of December 31, 2013 and December 31, 2012, respectively.  The decrease in total notes payable was primarily due to a decrease in current notes payable, from $398,589 at December 31, 2012 to $273,903 at December 31, 2013. These decreases are primarily due to the conversion of convertible subordinated promissory notes issued to our landlord, offset by an increase in new convertible notes issued for cash.

On March 22, 2011 we entered into an Amended and Restated Performance Agreement with the Frisco Economic Development Corporation (“FEDC”) pursuant to an economic incentive package. In terms of the Amended and Restated Performance Agreement, the FEDC provided us with economic assistance in the form of the renewal and extension a forgivable loan of $213,000 (the “Frisco Note”) together with performance credits over 5 years, commencing on March 22, 2011 and ending on the earlier to occur of: (i) the full payment of the economic incentives; or (ii) March 31, 2016.

The Frisco Note requires varying annual principal payments through December 2015. The Frisco Note is non-interest bearing; however, interest has been imputed at 12.34% per annum. On December 1, 2011 we received the first performance credit from the FEDC in the amount of $26,000 pursuant to the Amended and Restated Performance Agreement.  Effective December 1, 2012 we received the second performance credit from the FEDC in the amount of $39,000. As of December 31, 2013 no determination was made regarding the third performance credit. The unamortized discount at December 31, 2013 was $27,928, and the net amount of the Frisco Note as at December 31, 2013 was $120,072.

Future principal payments of the Frisco Note payable are as follows:

2014	44,000
2015	52,000
2016	52,000
$148,000

During 2014, we will need additional capital to market and sell our products, and to further develop and enhance our current product offerings, introduce new products and address unanticipated competitive threats, technical problems, economic conditions or other requirements.  We estimate that we will require approximately $2.43 million over the next 12 months to remain viable.  There is no assurance that we will be successful in raising this additional capital or in achieving profitable operations.  Additional equity financing may involve substantial dilution to our then existing stockholders.  In the event we are unable to raise additional capital, we may be required to substantially reduce or curtail our activities.

In estimating the needed amount, the following assumptions were made:

●	There are no deferments of accounts payable or exchange of rent expense for equity; and
●	There are no refinancings of our debt obligations.

The following table sets out the major components of our estimates of cash needs over the next 12 months to remain viable, subject to the above assumptions:

Accounts Payable & Accrued Expenses	$266,346
Capital leases - current	309,129
Notes payable- current	273,903

Subtotal	$849,378

Rent expense	194,400
Insurance & taxes	38,000
Regulatory compliance costs	100,000
Salaries & wages	550,000
Inventory	125,000
General corporate expenses	125,000

Subtotal	$1,132,400

Total estimate	$1,981,778

Our business is relatively new, and we are not aware of any material trends that are at least likely to impact our financial condition, liquidity and results of operation.

Going Concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  We have been suffering from recurring losses from operations. However, our total notes payable has decreased to $349,975 at December 31, 2013 from $474,661 at December 31, 2012. Our current notes payable has also decreased to $273,903 at December 31, 2013 from $398,589 at December 31, 2012. Our long term notes payable has stayed the same at $76,072 for December 31, 2013 and 2012.

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow from operations to meet our obligations on a timely basis and/or obtain financing as may be required.  As of December 31, 2013 and 2012, we have incurred net losses from operations and had stockholders’ deficits of $15,287,647 and $14,575,195, respectively, since inception.  We had a working capital surplus of $747,473 as of December 31, 2013 and a working capital deficit of $1,426,174 as of December 31, 2012. While our revenues have increased significantly from 2012 to 2013, we are still in the early stages of the commercialization or our primary product, and we currently operate in a single industry segment.  These factors raise significant doubt about our ability to continue as a going concern.

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

2.
We anticipate that sales during 2014 and 2015 from existing markets will grow, and we believe that we will be able to generate sales from new markets. Existing markets include education customers such as schools, school districts and colleges, and commercial customers such as manufacturing facilities, churches and other commercial venues. New markets will include, but not be limited to, government customers and new international territories and markets.

3.
We plan to increase our market penetration through the addition of new distributors, both the US and outside the US during 2014 and beyond. We also plan to increase the number of sub-distributors and sales agents we will appoint in the U.S. to sell our products.

4.	We plan to continue to diversify our product range through the addition of complementary products and solutions. Some of these products will be sourced from third party manufacturers and suppliers.

5.	We may seek or consider strategic business combinations with other companies to complement our resources and create synergies.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	For the year ended December 31,
	2013	2012
Net cash used in operating activities	$(860,791)	$(377,388)
Net cash used in investing activities	(16,367)	(36,048)
Net cash provided by financing activities	$1,521,318	$361,831

Net cash used in operating activities.  Net cash used in operating activities was $(860,791) and $(377,388) for the years ended December 31, 2013 and 2012, respectively. The decline in cash flows from the operating activities was primarily due to a reduction in net loss caused by an increase in revenues, offset by an increase in selling, general and administrative expense.

Net cash used in investing activities. Net cash used in investing activities was $(16,367) and $(36,048) for the years ended December 31, 2013 and 2012, respectively. The decrease in cash used for investing activities was due primarily to a decrease in cash used to acquire property and equipment.

Net cash provided by financing activities. Net cash provided by financing activities was $1,521,318 and $361,831 for the years ended December 31, 2013 and 2012, respectively. The increase in net cash provided by financing activities was due primarily to an increase in cash received in connection with the issuance of common stock, preferred stock and convertible notes, offset by a decrease in cash received from related parties.

Income taxes

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

Summary of Significant Accounting Policies

A summary of significant accounting policies of OxySure Systems, Inc. (“we,” “us,” “our,” “OxySure” or the “Company”) is presented to assist in understanding the Company’s financial statements. The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. These financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity.

OxySure Systems, Inc. (OTCQB: OXYS) was incorporated on January 15, 2004 as a Delaware corporation. Our headquarters is located in Frisco, Texas and we are a medical device innovator focused on the design, manufacture and distribution of specialty respiratory and emergency medical solutions. We pioneered a safe and easy to use solution to produce medically pure (USP) oxygen from inert powders. We own nine (9) issued patents and several additional patents pending on this technology which makes the provision of emergency oxygen safer, more accessible and easier to use than traditional oxygen provision systems. Our products improve access to emergency oxygen that affects the survival, recovery and safety of individuals in several areas of need: (1) Public and private places and settings where medical emergencies can occur; (2) Individuals at risk for cardiac, respiratory or general medical distress needing immediate help prior to emergency medical care arrival; and (3) Those requiring immediate protection and escape from exposure situations or oxygen-deficient situations in industrial, mining, military, or other "Immediately Dangerous to Life or Health" (IDLH) environments.

We launched our first product utilizing this technology – a portable emergency oxygen system for lay person use, called the OxySure Model 615. On December 9, 2005, we received approval from the Food and Drug Administration (510K, Class II) for Model 615. The FDA approval is for over-the-counter purchase, without the need of a prescription.

The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

While the Company has effectively managed its working capital deficit the going concern risk remains an issue for the company to manage.  The Company has implemented, and plans to further implement several different strategies in order to help the Company ease the going concern issue.  Refer to Note 13, “Going concern” of the Notes to Financial Statements for a partial list of the Company’s plans to mitigate the going concern issue.

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

Deferred Revenue and Income - We defer revenue and income when we invoice a customer or a customer makes a payment and the requirements of revenue recognition have not been met (i.e. persuasive evidence of an arrangement exists, shipment from a company warehouse has occurred, the price is fixed or determinable and collectability is reasonably assured). Deferred Revenue was $2,976 and $499,226 for the years ended December 31, 2013 and 2012 respectively.

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

At December 31, 2013 and December 31, 2012 inventories consisted of the following:

	December 31, 2013	December 31, 2012

Raw materials	$145,827	$105,648
Work in process	78,809	76,106
Finished goods	63,030	39,591
Total inventories	$287,666	$221,345

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

Property and Equipment – Property and equipment are recorded at cost with depreciation and amortization provided over the shorter of the remaining lease term or the estimated useful life of the improvement ranging from three to seven years. Renewals and betterments that materially extend the life of an asset are capitalized. Expenditures for maintenance and repairs are charged to expense when incurred. Furniture and fixtures are depreciated over five years. Machinery and equipments are depreciated over five to seven years. Software is depreciated over three years.  Leasehold improvements are computed using the shorter of the estimated useful lives of the assets or the lease terms.  Depreciation expense was $23,165 and $136,210 for the years ended December 31, 2013 and 2012, respectively.

Property and equipment consist of the following:

	12/31/2013	12/31/2012

Leasehold Improvements	$547,856	$547,856
Machinery and equipment on capital leases	919,736	919,736
Property, plant and equipment	196,051	185,770
Furniture and fixtures	16,254	16,254
Computers and software	47,288	45,464

	1,727,185	1,715,080

Less: accumulated depreciation and amortization	(1,656,936)	(1,668,591)

	$70,249	$46,489

Other Long-Lived Assets – We have two types of intangible assets – patents and trademarks. Intangible assets are carried at cost, net of accumulated amortization.

Amortization expense for patents and trademarks was $29,995 and $29,862 for the years ended December 31, 2013 and 2012, respectively.

Intangible assets with definite useful lives and other long-lived assets are tested for impairment if certain impairment indicators are identified.  Management evaluates the recoverability of its identifiable intangible assets in accordance with applicable accounting guidance, which requires the assessment of these assets for recoverability when events or circumstances indicate a potential impairment exists. Certain events and circumstances we considered in determining whether the carrying value of identifiable intangible assets may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; and changes in its business strategy.  In determining if impairment exists, we estimate the undiscounted cash flows to be generated from the use and ultimate disposition of these assets.  If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Impairment charges for patents were $0 for each of the years ended December 31, 2013 and 2012.

Other Assets – We record Other Assets net of accumulated amortization. During 2013 we recorded total deferred loan costs in the amount of $48,012. Amortization expense for Other Assets was $102,404 and $107,531 for the years ended December 31, 2013 and 2012, respectively.

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

Allowance for Doubtful Accounts - We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make payments.  We periodically review these allowances, including an analysis of the customers’ payment history and information regarding the customers’ creditworthiness.  Actual write-offs have not been materially different from the estimated allowance. We recorded bad debt expense of $23,194 and $1,376 for the years ended December 31, 2013 and 2012, respectively.

Research and Development Costs – Costs associated with the development of our products are charged to expense as incurred.  $356,015 and $25,816 were incurred in the years ended December 31, 2013 and 2012, respectively.

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

The expected term is based on the observed and expected time to exercise and post-vesting cancellations of options by employees.  Upon the adoption of the accounting guidance, we continued to use historical volatility in deriving the expected volatility assumption as allowed under GAAP because we believe that future volatility over the expected term of the stock options is not likely to differ materially from the past. The risk-free interest rate assumption is based on 5-year U.S Treasury zero-coupon rates appropriate for the expected term of the stock options. The expected dividend assumption is based on the history and expectation of dividend payouts.  The fair values generated by the Black-Scholes model may not be indicative of the actual fair values of the equity awards, as we do not consider other factors important to those awards to employees, such as continued employment, periodic vesting requirements and limited transferability.  The amount of stock based compensation expenses is net of an estimated forfeiture rate, which is also based on historical data. For the years ended December 31, 2013 and 2012, stock based compensation expense was approximately $61,480 and $134,257 respectively, which consisted primarily of stock-based compensation expense related to stock options recognized under GAAP issued to the employees.

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees. In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services to be provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined. We recognize this expense over the period in which the services are provided. For the years ended December 31, 2013 and 2012, stock based compensation expense was approximately $0 in each year, which consisted primarily of stock-based compensation expense related to stock options and warrants recognized under GAAP issued to consultants and other non-employees.

The following table shows the components of our stock based compensation expense for employees, consultants and other non-employees:

	Year ended December 31,
	2013	2012

Common Stock options issued for compensation	$61,480	$134,257
Common Stock options and warrants issued for services	-	-

Total	$61,480	$134,257

Advertising Costs - Advertising costs are charged to operations when incurred.  During the years ended December 31, 2013 and 2012 we incurred $353,156 and $131,933 respectively, in advertising and promotion costs.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share follows:

	Year ended December 31,
	2013	2012
Historical net loss per share:

Numerator
Net loss, as reported	(712,452)	(1,144,799)
Less: Effect of amortization of interest expense on convertible notes	-	-
Net loss attributed to common stockholders (diluted)	(712,452)	(1,144,799)

Denominator
Weighted-average common shares outstanding	23,754,402	19,880,342
Effect of dilutive securities	-	-
Denominator for diluted net loss per share	23,754,402	19,880,342
Basic and diluted net loss per share	$(0.03)	$(0.06)

Basic and Diluted Loss per Share:

The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings per share includes common stock equivalents outstanding at the balance sheet date. The Company had 1,635,694 and 2,204,335 stock options, warrants and convertible note shares that would have been included in the fully diluted earnings per share as of December 31, 2013 and 2012, respectively.  However, the common stock equivalents were not included in the computation of the loss per share computation because they are anti-dilutive.

Restatements and Reclassifications - Certain financial statement items have been reclassified to conform to the current year’s presentation.

Recent Accounting Pronouncements

We have reviewed recent accounting pronouncements and concluded that they are either not applicable to our business or that no material effect is expected on the financial statements as a result of future adoption.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OXYSURE SYSTEMS, INC.
INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
OxySure Systems, Inc.

We have audited the accompanying balance sheets of OxySure Systems, Inc., (the Company) as of December 31, 2013 and 2012 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of OxySure Systems, Inc., as of December 31, 2013 and 2012, and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company had accumulated losses of $15,287,647 as of December 31, 2013 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT
April 15, 2014

OXYSURE SYSTEMS INC.
BALANCE SHEETS

	December 31,
	2013	2012
		Restated
ASSETS
Current assets
Cash and cash equivalents	$657,673	$13,513
Accounts receivable, net	47,183	18,486
Inventories	287,666	221,345
License fee receivable	500,000	-
Prepaid expenses and other current assets	107,305	36,903
Total current assets	1,599,827	290,247

Property and equipment, net	70,249	46,489
Intangible assets, net	392,746	418,478
Other assets	289,532	124,180

TOTAL ASSETS	$2,352,354	$879,394

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$147,719	$302,433
Related party payable	118,627	207,472
Deferred revenue	2,976	499,226
Capital leases - current	309,129	308,701
Notes payable - current, net of discount	44,000	31,588
Convertible notes payable, net of discount	229,903	367,001
Total current liabilities	852,354	1,716,421

Long-term liabilities
Capital leases	554	3,236
Notes payable, net of discount	76,072	76,072
Total long-term liabilities	76,626	79,308

TOTAL LIABILITIES	928,980	1,795,729

COMMITMENTS AND CONTINGENCY (NOTE 9)

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value $0.0005 per share; 25,000,000 shares authorized;
743,750 Series A convertible preferred shares issued and outstanding as of December 31, 2013 and 818,750 shares issued and outstanding as of December 31, 2012.	371	409
750 Series B convertible preferred shares issued and outstanding as of December 31, 2013 and 0 shares issued and outstanding as of December 31, 2012.	-	-
Common stock, par value $0.0004 per share; 100,000,000 shares authorized;
25,854,307 shares of voting common stock issued and outstanding as of December 31, 2013 and 22,548,678 shares issued and outstanding as of December 31, 2012	10,343	9,020
Additional Paid-in Capital	16,700,307	13,649,431
Accumulated deficit	(15,287,647)	(14,575,195)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	1,423,374	(916,335)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,352,354	$879,394

See accompanying notes to financial statements

OXYSURE SYSTEMS INC.
STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2013	2012
		Restated

Revenues, net	$1,800,327	$270,387
Cost of goods sold	490,319	143,750
Gross profit	1,310,008	126,637

Operating expenses
Research and development	356,015	25,816
Sales and marketing	353,156	131,933
Other general and administrative	1,089,135	1,107,076
Loss from operations	(488,298)	(1,138,188)

Other income (expenses)
Other income	25,825	210,407
Interest expense	(249,979)	(217,018)
Total other expenses	(224,154)	(6,611)

Net loss	$(712,452)	$(1,144,799)

Basic net loss per common share	$(0.03)	$(0.06)
Diluted net loss per common share	$(0.03)	$(0.06)

Weighted average common shares outstanding:
Basic	23,754,402	19,880,342
Diluted	23,754,402	19,880,342

See accompanying notes to financial statements

OXYSURE SYSTEMS, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	Convertible				Additional		Total Stockholders'
	Preferred Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Par Value	Shares	Par Value	Capital	Deficit	(Deficit)

Balance as of December 31, 2011	3,126,434	$1,563	16,519,865	$6,608	$10,645,347	$(13,430,396)	$(2,776,878)

Common stock issued upon conversion of Series A convertible preferred stock	(2,307,684)	(1,154)	2,815,374	1,126	28	-	-
Common stock issued for cash			68,889	28	41,222		41,250
Common stock issued upon conversion of convertible notes			1,711,952	685	2,433,157	-	2,433,842
Common stock issued for exercising options and warrants			1,257,424	503	103,776	-	104,279
Common stock issued for services			97,500	39	76,336	-	76,375
Stock based compensation expense					134,257		134,257
Common stock issued for capitalized website development and URLs			77,674	31	70,875		70,906
Deferred loan costs					144,433		144,433
							-
Net Loss for year ending December 31, 2012						(1,144,799)

Balance as of December 31, 2012	818,750	$409	22,548,678	$9,020	$13,649,431	$(14,575,195)	$(916,335)

Common stock issued upon conversion of Series A convertible preferred stock	(75,000)	(38)	91,500	37	1
Series B preferred stock and warrants issued for cash	750	-			750,000		750,000
Common stock issued for cash and warrants			435,000	174	216,626		216,800
Common stock issued for cash			670,947	268	347,096		347,364
Common stock issued upon conversion of convertible notes			482,934	193	462,255		462,448
Common stock issued for exercising options and warrants			438,888	176	4,212		4,388
Common stock issued for services			322,000	129	257,708		257,837
Common stock issued for conversion of rent			644,347	258	423,155		423,413
Common stock issued for prepaid rent			220,013	88	162,722		162,810
Stock based compensation expense					61,480		61,480
Beneficial conversion feature					317,609		317,609
Deferred loan costs					48,012		48,012

Net Loss for year ending December 31, 2013						(712,452)

Balance as of December 31, 2013	744,500	$371	25,854,307	$10,343	$16,700,307	$(15,287,647)	$1,423,374

See accompanying notes to financial statements

OXYSURE SYSTEMS INC.
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012
		Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(712,452)	$(1,144,799)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization expense	53,159	166,072
Amortization of debt discount and beneficial conversion features	207,239	202,023
Expenses paid by related parties	37,335	21,358
Gain on forgiveness of debt by related parties	-	(163,570)
Stock based compensation	61,480	134,257
Stock issued for services	126,756	76,376
Changes in operating assets and liabilities:
Accounts receivable	(28,697)	(15,728)
Inventories	(66,321)	26,611
License fees receivable	(500,000)	-
Other assets	106,148	107,530
Accounts payable and accrued liabilities	(72,601)	134,969
Deferred revenue	(72,837)	77,513

NET CASH USED IN OPERATING ACTIVITIES	(860,791)	(377,388)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(12,105)	(32,876)
Purchase of intangible assets	(4,262)	(3,172)

NET CASH USED IN INVESTING ACTIVITIES	(16,367)	(36,048)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	347,364	41,250
Series B preferred stock issued for cash and warrants	750,000	-
Common stock issued for cash and warrants	216,800	-
Cash received from related parties	42,470	555,599
Payments made to related parties	(268,950)	(264,665)
Cash received from convertible notes payable	431,500	125,000
Payments made on convertible notes payable	-	(85,998)
Payments on capital leases	(2,254)	(18,634)
Exercising of warrants	4,388	9,279

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,521,318	361,831

Net change in cash and cash equivalents	644,160	(51,605)

Cash and cash equivalents, at beginning of period	13,513	65,118

Cash and cash equivalents, at end of period	$657,673	$13,513

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$18,792	$679
Income taxes	$-	$-

Supplemental non-cash investing and financing activities:
Capitalization of deferred loan costs	$48,012	$144,433
Common stock issued for services and rent extension	179,710	-
Common stock issued for capitalized website development costs	114,180	37,840
Common stock issued for capitalized URL's	-	33,066
Cashless exercise of warrants for forgiveness of debt	14,700	95,000
Conversion of notes payable	-	20,000
Conversion of convertible notes payable	447,748	2,413,841
Beneficial conversion feature	317,609	-
Conversion of Series A preferred stock to common stock	38	1,154
Conversion of accrued rent to common stock	423,413	-

See accompanying notes to financial statements

OXYSURE SYSTEMS, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies of OxySure Systems, Inc. (“we,” “us,” “our,” “OxySure” or the “Company”) is presented to assist in understanding the Company’s financial statements. The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. These financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity.

Organization: OxySure Systems, Inc. (OTCQB: OXYS) was incorporated on January 15, 2004 as a Delaware corporation. Our headquarters is located in Frisco, Texas and we are a medical device innovator focused on the design, manufacture and distribution of specialty respiratory and emergency medical solutions. We pioneered a safe and easy to use solution to produce medically pure (USP) oxygen from inert powders. We own nine (9) issued patents and several additional patents pending on this technology which makes the provision of emergency oxygen safer, more accessible and easier to use than traditional oxygen provision systems. Our products improve access to emergency oxygen that affects the survival, recovery and safety of individuals in several areas of need: (1) Public and private places and settings where medical emergencies can occur; (2) Individuals at risk for cardiac, respiratory or general medical distress needing immediate help prior to emergency medical care arrival; and (3) Those requiring immediate protection and escape from exposure situations or oxygen-deficient situations in industrial, mining, military, or other "Immediately Dangerous to Life or Health" (IDLH) environments.

We launched our first product utilizing this technology – a portable emergency oxygen system for lay person use, called the OxySure Model 615. On December 9, 2005, we received approval from the Food and Drug Administration (510K, Class II) for Model 615. The FDA approval is for over-the-counter purchase, without the need of a prescription.

The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

While the Company has effectively managed its working capital deficit the going concern risk remains an issue for the company to manage.  The Company has implemented, and plans to further implement several different strategies in order to help the Company ease the going concern issue.  Refer to Note 13, “Going concern” of the Notes to Financial Statements for a partial list of the Company’s plans to mitigate the going concern issue.

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

OXYSURE SYSTEMS, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2013 AND 2012

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

Deferred Revenue and Income - We defer revenue and income when we invoice a customer or a customer makes a payment and the requirements of revenue recognition have not been met (i.e. persuasive evidence of an arrangement exists, shipment from a company warehouse has occurred, the price is fixed or determinable and collectability is reasonably assured). Deferred Revenue was $2,976 and $499,226 for the years ended December 31, 2013 and 2012 respectively.

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

At December 31, 2013 and December 31, 2012 inventories consisted of the following:

	December 31, 2013	December 31, 2012

Raw materials	$145,827	$105,648
Work in process	78,809	76,106
Finished goods	63,030	39,591
Total inventories	$287,666	$221,345

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

OXYSURE SYSTEMS, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2013 AND 2012

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

Property and Equipment – Property and equipment are recorded at cost with depreciation and amortization provided over the shorter of the remaining lease term or the estimated useful life of the improvement ranging from three to seven years. Renewals and betterments that materially extend the life of an asset are capitalized. Expenditures for maintenance and repairs are charged to expense when incurred. Furniture and fixtures are depreciated over five years. Machinery and equipments are depreciated over five to seven years. Software is depreciated over three years.  Leasehold improvements are computed using the shorter of the estimated useful lives of the assets or the lease terms.  Depreciation expense was $23,165 and $136,210 for the years ended December 31, 2013 and 2012, respectively.

Property and equipment consist of the following:

	12/31/2013	12/31/2012

Leasehold Improvements	$547,856	$547,856
Machinery and equipment on capital leases	919,736	919,736
Property, plant and equipment	196,051	185,770
Furniture and fixtures	16,254	16,254
Computers and software	47,288	45,464

	1,727,185	1,715,080

Less: accumulated depreciation and amortization	(1,656,936)	(1,668,591)

	$70,249	$46,489

Other Long-Lived Assets – We have two types of intangible assets – patents and trademarks. Intangible assets are carried at cost, net of accumulated amortization.

OXYSURE SYSTEMS, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2013 AND 2012

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Amortization expense for patents and trademarks was $29,995 and $29,862 for the years ended December 31, 2013 and 2012, respectively.

Intangible assets with definite useful lives and other long-lived assets are tested for impairment if certain impairment indicators are identified.  Management evaluates the recoverability of its identifiable intangible assets in accordance with applicable accounting guidance, which requires the assessment of these assets for recoverability when events or circumstances indicate a potential impairment exists. Certain events and circumstances we considered in determining whether the carrying value of identifiable intangible assets may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; and changes in its business strategy.  In determining if impairment exists, we estimate the undiscounted cash flows to be generated from the use and ultimate disposition of these assets.  If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Impairment charges for patents were $0 for each of the years ended December 31, 2013 and 2012.

Other Assets – We record Other Assets net of accumulated amortization. During 2013 we recorded total deferred loan costs in the amount of $48,012. Amortization expense for Other Assets was $102,404 and $107,531 for the years ended December 31, 2013 and 2012, respectively.

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

Allowance for Doubtful Accounts - We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make payments.  We periodically review these allowances, including an analysis of the customers’ payment history and information regarding the customers’ creditworthiness.  Actual write-offs have not been materially different from the estimated allowance. We recorded bad debt expense of $23,194 and $1,376 for the years ended December 31, 2013 and 2012, respectively.

Research and Development Costs – Costs associated with the development of our products are charged to expense as incurred.  $356,015 and $25,816 were incurred in the years ended December 31, 2013 and 2012, respectively.

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

OXYSURE SYSTEMS, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2013 AND 2012

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

The expected term is based on the observed and expected time to exercise and post-vesting cancellations of options by employees.  Upon the adoption of the accounting guidance, we continued to use historical volatility in deriving the expected volatility assumption as allowed under GAAP because we believe that future volatility over the expected term of the stock options is not likely to differ materially from the past. The risk-free interest rate assumption is based on 5-year U.S Treasury zero-coupon rates appropriate for the expected term of the stock options. The expected dividend assumption is based on the history and expectation of dividend payouts.  The fair values generated by the Black-Scholes model may not be indicative of the actual fair values of the equity awards, as we do not consider other factors important to those awards to employees, such as continued employment, periodic vesting requirements and limited transferability.  The amount of stock based compensation expenses is net of an estimated forfeiture rate, which is also based on historical data. For the years ended December 31, 2013 and 2012, stock based compensation expense was approximately $61,480 and $134,257 respectively, which consisted primarily of stock-based compensation expense related to stock options recognized under GAAP issued to the employees.

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees. In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services to be provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined. We recognize this expense over the period in which the services are provided. For the years ended December 31, 2013 and 2012, stock based compensation expense was approximately $0 in each year, which consisted primarily of stock-based compensation expense related to stock options and warrants recognized under GAAP issued to consultants and other non-employees.

OXYSURE SYSTEMS, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2013 AND 2012

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table shows the components of our stock based compensation expense for employees, consultants and other non-employees:

	Year ended December 31,
	2013	2012

Common Stock options issued for compensation	$61,480	$134,257
Common Stock options and warrants issued for services	-	-

Total	$61,480	$134,257

Shipping and Handling Costs - Shipping and handling charges to customers are included in net revenues, and the associated costs incurred are recorded in cost of revenues.

Advertising Costs - Advertising costs are charged to operations when incurred.  During the years ended December 31, 2013 and 2012 we incurred $353,156 and $131,933 respectively, in advertising and promotion costs.

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

OXYSURE SYSTEMS, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2013 AND 2012

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share follows:

	Year ended December 31,
	2013	2012
Historical net loss per share:

Numerator
Net loss, as reported	(712,452)	(1,144,799)
Less: Effect of amortization of interest expense on convertible notes	-	-
Net loss attributed to common stockholders (diluted)	(712,452)	(1,144,799)

Denominator
Weighted-average common shares outstanding	23,754,402	19,880,342
Effect of dilutive securities	-	-
Denominator for diluted net loss per share	23,754,402	19,880,342
Basic and diluted net loss per share	$(0.03)	$(0.06)

Basic and Diluted Loss per Share:

The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings per share includes common stock equivalents outstanding at the balance sheet date. The Company had 1,635,694 and 2,204,335 stock options, warrants and convertible note shares that would have been included in the fully diluted earnings per share as of December 31, 2013 and 2012, respectively.  However, the common stock equivalents were not included in the computation of the loss per share computation because they are anti-dilutive.

Restatements and Reclassifications - Certain financial statement items have been reclassified to conform to the current year’s presentation.

Recent Accounting Pronouncements

We have reviewed recent accounting pronouncements and concluded that they are either not applicable to our business or that no material effect is expected on the financial statements as a result of future adoption.

OXYSURE SYSTEMS, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2013 AND 2012

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

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with applicable accounting guidance. During the years ended December 31, 2013 and 2012 we have had no impairment of intangible assets.

The carrying values of our amortized acquired intangible assets as of the December 31, 2013 and 2012, respectively, are as follows:

	December 31, 2013
	Gross	Accumulated Amortization and write off	Net

Patents	$617,952	$(260,171)	$357,781
Trademarks	$45,723	$(10,758)	$34,965
	$663,675	$(270,929)	$392,746

OXYSURE SYSTEMS, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2013 AND 2012

NOTE 2 – INTANGIBLE ASSETS (CONTINUED)

As of December 31, 2013, we estimate the future amortization expense of the intangible assets for December 31, 2014, 2015, 2016 and 2017, to be as follows:

2014	$29,995
2015	29,995
2016	29,995
2017	29,995
Thereafter	272,767
$392,746

Due to the nature of the intangible assets, we have amortized the cost of the patents and trademarks over their estimated useful lives. The nature of the estimate did not change from 2012 to 2013. Of the net amount of $392,746 in intangible assets as of December 31, 2013, approximately 91% is in patents and 9% is in trademarks.  Included in the $663,375 gross amount for patents and trademarks is $157,000 acquired from entities controlled by the founder of the Company in January 2004. The remaining $506,675 represents amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of patent and trademark applications.

NOTE 3 – NOTES PAYABLE

Frisco Promissory Note. On March 22, 2011 we entered into an Amended and Restated Performance Agreement with the Frisco Economic Development Corporation (“FEDC”) pursuant to an economic incentive package. In terms of the Amended and Restated Performance Agreement, the FEDC provided us with economic assistance in the form of the renewal and extension a forgivable loan of $213,000 (the “Frisco Note”) together with performance credits over 5 years, commencing on March 22, 2011 and ending on the earlier to occur of: (i) the full payment of the economic incentives; or (ii) March 31, 2016.

The Frisco Note requires varying annual principal payments through December 2015. The Frisco Note is non-interest bearing; however, interest has been imputed at 12.34% per annum. On December 1, 2011 we received the first performance credit from the FEDC in the amount of $26,000 pursuant to the Amended and Restated Performance Agreement.  Effective December 1, 2012 we received the second performance credit from the FEDC in the amount of $39,000. As of December 31, 2013 no determination was made regarding the third performance credit. The unamortized discount at December 31, 2013 was $27,928, and the net amount of the Frisco Note as at December 31, 2013 was $120,072.

Future principal payments of the Frisco Note payable are as follows:

2014	44,000
2015	52,000
2016	52,000
$148,000

OXYSURE SYSTEMS, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2013 AND 2012

NOTE 3 – NOTES PAYABLE (CONTINUED)

Landlord Note 1; Landlord Note 2:

On December 31, 2010 we entered into a Rent Satisfaction Agreement (the “2010 RSA”) with our landlord, Sinacola Commercial Properties, Limited (“Sinacola”). In terms of the 2010 RSA, all of our outstanding rent obligations for the 2010 financial year under our lease agreement with Sinacola, up to and including December 31, 2010 including, but not limited to, base rent, deferred rent, and our share of operating costs, are satisfied in full.

We issued Sinacola two promissory notes pursuant to the 2010 RSA, as follows:

Landlord Note 1:  The first note (“Landlord Note 1”) is a subordinated convertible note in the principal amount of $110,000. The Landlord Note 1 carries no interest and is convertible, at Sinacola’s option, into the common stock of the Company at an exercise price of $1.00 per common share.

Landlord Note 2:  The second note (“Landlord Note 2”) is a subordinated convertible note in the principal amount of $110,715. Landlord Note 2 carries no interest and is convertible into the common stock of the Company at an exercise price of $1.50 per common share.  However, if the common stock has traded at $1.50 or above for four (4) consecutive weeks on a nationally recognized market (based on daily closing prices) then the Landlord Note 2 is convertible at the Company’s option.

Maturity Date – Each of the Landlord Note 1 and Landlord Note 2 had a maturity date of October 31, 2012.

We also issued Sinacola with 143,465 penny warrants pursuant to the 2010 RSA (the “2010 Landlord Warrant”).  The 2010 Landlord Warrant is convertible into 143,465 shares of our common stock, and is exercisable in whole or in part at any time on or before December 31, 2015 at an exercise price of $.01 per share.

In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from Landlord Note 1 and Landlord Note 2 were allocated based on the relative fair values of the notes without the warrants issued in conjunction with the notes and of the warrants themselves at the time of issuance. We recorded the relative fair value of the warrant issued pursuant to Landlord Note 1 in the amount of $70,853 as a debt discount upon issuance, and amortized this debt discount as interest expense over the life of the note.  Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $39,147, at the time of issuance provided to the holder of the note, which was also amortized as interest expense over the life of the note. We recorded no interest expense for either of the years ended December 31, 2013 and December 31, 2012 in connection with Landlord Note 1.  We recorded the relative fair value of the warrant issued pursuant to Landlord Note 2 in the amount of $71,314 as a debt discount upon issuance, and amortized this debt discount as interest expense over the life of the note.  Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $34,409, at the time of issuance provided to the holder of the note, which was also amortized as interest expense over the life of the note. We recorded no interest expense for either of the years ended December 31, 2013 and December 31, 2012 in connection with Landlord Note 2.

Landlord Note 3; Landlord Note 4:

On March 23, 2011 we entered into a third rent satisfaction agreement (the “2011 RSA”) with our landlord, Sinacola. In terms of the 2011 RSA, certain of our rent obligations for the period January 1, 2011 through June 30, 2011 under our lease agreement, including base rent and deferred rent, are satisfied in full.

We issued Sinacola two promissory notes pursuant to the 2011 RSA, as follows:

Landlord Note 3:  The first note (“Landlord Note 3”) is a subordinated convertible note in the principal amount of $50,000. Landlord Note 3 carries no interest and is convertible, at Sinacola’s option, into the common stock of the Company at an exercise price of $1.00 per common share on the maturity date.

Landlord Note 4:  The second note (“Landlord Note 4”) is a subordinated convertible note in the principal amount of $50,000. Landlord Note 4 carries no interest and is convertible into the common stock of the Company at an exercise price of $1.50 per common share on the maturity date.

OXYSURE SYSTEMS, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2013 AND 2012

NOTE 3 – NOTES PAYABLE (CONTINUED)

However, if the common stock has traded at $1.50 or above for four (4) consecutive weeks on a nationally recognized market (based on daily closing prices) then the Sixth Landlord Note is convertible at the Company’s option.

Maturity Date – Each of Landlord Note 3 and Landlord Note 4 has a maturity date of June 30, 2013.

We also issued Sinacola with 65,000 penny warrants pursuant to the 2011 RSA (the “2011 Landlord Warrant”).  The 2011 Landlord Warrant is convertible into 65,000 shares of our common stock, and is exercisable in whole or in part at any time on or before March 23, 2016 at an exercise price of $.01 per share.

In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from Landlord Note 3 and Landlord Note 4 were allocated based on the relative fair values of the notes without the warrants issued in conjunction with the notes and of the warrants themselves at the time of issuance. We recorded the relative fair value of the warrant issued in connection with Landlord Note 4 in the amount of $32,207 as a debt discount upon issuance, and we amortize this debt discount as interest expense over the life of the note.  Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $17,793, at the time of issuance provided to the holder of the note, which we also amortize as interest expense over the life of the note. We recorded interest expense in the amounts of $5,694 and $25,000 for the years ended December 31, 2013 and December 31, 2012, respectively in connection with Landlord Note 3.  We recorded the relative fair value of the warrant issued in connection with Landlord Note 4 in the amount of $32,207 as a debt discount upon issuance, and we amortize this debt discount as interest expense over the life of the note.  Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $15,540, at the time of issuance provided to the holder of the note, which we also amortize as interest expense over the life of the note. We recorded interest expense in the amounts of $5,438 and $23,873 for the years ended December 31, 2013 and December 31, 2012, respectively in connection with Landlord Note 4.

Landlord Note 5; Landlord Note 6:

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

We issued Sinacola two Promissory Notes pursuant to the Second 2011 RSA, as follows:

Landlord Note 5:  The first note (“Landlord Note 5”) is a subordinated convertible note in the principal amount of $50,050. Landlord Note 5 carries no interest and is convertible, at Sinacola’s option, into the common stock of the Company at an exercise price of $1.00 per common share on the maturity date.

OXYSURE SYSTEMS, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2013 AND 2012

NOTE 3 – NOTES PAYABLE (CONTINUED)

Landlord Note 6:  The second note (“Landlord Note 6”) is a subordinated convertible note in the principal amount of $50,050. Landlord Note 6 carries no interest and is convertible into the common stock of the Company at an exercise price of $1.50 per common share on the maturity date.  However, if the common stock has traded at $1.50 or above for four (4) consecutive weeks on a nationally recognized market (based on daily closing prices) then Landlord Note 6 is convertible at the Company’s option.

Maturity Date – Each of Landlord Note 5 and Landlord Note 6 had a maturity date of November 30, 2013.

We also issued Sinacola with 65,065 penny warrants pursuant to the Second 2011 RSA (the “Second 2011 Landlord Warrant”).  The Second 2011 Landlord Warrant is convertible into 65,065 shares of our common stock, and is exercisable in whole or in part at any time on or before August 15, 2016 at an exercise price of $.01 per share.

In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from Landlord Note 5 and Landlord Note 6 were allocated based on the relative fair values of the notes without the warrants issued in conjunction with the notes and of the warrants themselves at the time of issuance. We recorded the relative fair value of the warrant issued in connection with Landlord Note 5 in the amount of $32,223 as a debt discount upon issuance, and we amortize this debt discount as interest expense over the life of the note.  Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $17,827, at the time of issuance provided to the holder of the note, which we also amortize as interest expense over the life of the note. We recorded interest expense in the amounts of $21,840 and $21,840 for the years ended December 31, 2013 and December 31, 2012, respectively, in connection with Landlord Note 5.  We recorded the relative fair value of the warrant issued in connection with Landlord Note 6 in the amount of $32,223 as a debt discount upon issuance, and we amortize this debt discount as interest expense over the life of the note.  Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $15,540, at the time of issuance provided to the holder of the note, which is also amortized as interest expense over the life of the note. We recorded interest expense in the amounts of $20,842 and $20,842 for the years ended December 31, 2013 and December 31, 2012, respectively in connection with Landlord Note 6.

Conversion of Landlord Note 1, Landlord Note 2, Landlord Note 3, Landlord Note 4, Landlord Note 5 and Landlord Note 6 (collectively, the “Landlord Notes”): Effective December 31, 2013 all of the Landlord Notes were converted into 403,807 restricted shares of our common stock at an aggregate conversion price of $1.04 per share.

OXYSURE SYSTEMS, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2013 AND 2012

NOTE 3 – NOTES PAYABLE (CONTINUED)

The following table reflects the carrying values of our short-term and long-term notes payable as of December 31, 2013.

	Effective Interest Rate	Principal	Discount	December 31, 2013

Current notes payable
Iliad Trading and Research	47.3%	165,000	72,981	92,019
LG Capital Funding	53.7%	57,500	27,886	29,614
JMJ Financial	70.4%	110,000	64,195	45,805
Tonaquint, Inc.	47.0%	105,000	42,535	62,465
Frisco EDC	12.34%	44,000	-	44,000

Total short-term notes payable		$481,500	$207,596	$273,904

Long-term notes payable
Frisco EDC	12.34%	$104,000	27,928	$76,072

Total long-term notes payable		$104,000	$27,928	$76,072
Total short-term and long-term notes payable		$585,500	$235,524	$349,976

The following table reflects the carrying values of our short-term and long-term notes payable as of December 31, 2012.

	Effective Interest Rate	Principal	Discount	December 31, 2012

Current notes payable
Landlord Note 1	0.0%	110,000	-	110,000
Landlord Note 2	0.0%	110,715	-	110,715
Landlord Note 3	11.4%	50,000	5,694	44,306
Landlord Note 4	10.9%	50,000	5,438	44,562
Landlord Note 5	43.6%	50,050	21,840	28,210
Landlord Note 6	41.6%	50,050	20,842	29,208
Frisco EDC	12.34%	44,000	12,412	31,588

Total short-term notes payable		$464,815	$66,226	$398,589

Long-term notes payable
Frisco EDC	12.34%	$104,000	27,928	$76,072

Total long-term notes payable		$104,000	$27,928	$76,072
Total short-term and long-term notes payable		$568,815	$94,154	$474,661

OXYSURE SYSTEMS, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2013 AND 2012

NOTE 3 – NOTES PAYABLE (CONTINUED)

The following table summarizes our outstanding notes payable as of December 31, 2013 and December 31, 2012:

	December 31, 2013	December 31, 2012

Current portion of notes payable	$44,000	$31,588
Current portion of convertible notes payable	229,903	367,001
Current portion of notes payable, net	$273,903	$398,589

Long-term portion of notes payable	$104,000	$104,000
Less: Unamortized discount	(27,928)	(27,928)
	76,072	76,072

Long-term portion of convertible notes payable	$-	$-
Less: Unamortized discount	-	-
	-	-

Long-term portion of notes payable, net	$76,072	$76,072

Aggregate maturities of debt are as follows:

As of December 31, 2013

2014	$273,903
2015	39,587
2016	36,485
Thereafter	-
Total	$349,975

OXYSURE SYSTEMS, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2013 AND 2012

NOTE 4 - SHAREHOLDERS’ EQUITY

Preferred Shares Rights

We have 25,000,000 shares of preferred stock authorized, par value $0.0005 per share.

Series A Convertible Preferred Stock: As of December 31, 2013, the Company had authorized the issuance of 3,143,237 shares of preferred stock designated as Series A Convertible Preferred Stock (“Series A Preferred”). The original issue price of the Series A Preferred is $1.00 per share. There were 743,750 and 818,750 Series A Preferred shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively.

During the year ended December 31, 2013 the Company did not issue any shares of the Series A Preferred. During the year ended December 31, 2013 approximately 75,000 shares of the Series A Preferred have been converted into approximately 91,500 shares of our common stock in cashless conversions at a conversion ratio of 1.22:1.

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

Series B Convertible Preferred Stock: On December 19, 2013, the Company’s Board of Directors authorized the issuance of 750 shares of preferred stock designated as Series B Convertible Preferred Stock (“Series B Preferred”). The original issue price of the Series B Preferred is $1,000 per share. There were 750 and 0 Series B Preferred shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively.

During the year ended December 31, 2013 the Company did not issue any shares of the Series B Preferred and no shares of Series B Preferred were converted to common stock.

A summary of the designations and preferences of its Series B Preferred stock is as follows:

Ranking – The Series B Preferred ranks senior to Series A Preferred and common stock.

Dividends – Series B Preferred accrues an annual dividend of 6 percent payable at the option of the Company, in cash, or in duly authorized, validly issued, fully paid and non-assessable shares of common stock.

Liquidation Preference – In the event of any liquidation, dissolution, or winding up of the Company, the holders of Series B Preferred are entitled to receive 100% of the original issue price of $1,000 per share, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages then due and owing.

Conversion Rights – The conversion price for the Series B Preferred is equal to $0.55 per share of common stock.

Redemption Rights – The Company has no right to require holders of Series B Preferred to surrender their Series B Preferred for redemption.

Voting Rights – The holder of each share of Series B Preferred has the right to one vote for each share of common stock into which such share of Series B Preferred could be converted.

OXYSURE SYSTEMS, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2013 AND 2012

NOTE 4 - SHAREHOLDERS’ EQUITY (CONTINUED)

Common Stock

The Company has authorized 100,000,000 shares of $0.0004 par value common stock.

During the year ended December 31, 2013:

(1)	We issued approximately 482,934 shares of common stock pursuant to the conversion of convertible notes valued at $462,448 in cash at an aggregate price of $.96 per share.
(2)	We issued approximately 670,947 shares of common stock for $347,364 in cash at an aggregate price of $.52 per share.
(3)	We issued approximately 435,000 shares of common stock and warrants for $216,800 in cash at an aggregate price of $.50 per unit.
(4)	We received proceeds of approximately $4,388 from the issuance of 438,888 shares of common stock pursuant to the exercise of 438,888 warrants.
(5)	We issued approximately 322,000 shares of common stock for services valued at $257,837 at an aggregate price of $.80 per share.
(6)	We issued 644,347 shares of common stock for conversion of rent valued at approximately $423,413.
(7)	We issued approximately 220,013 shares of common stock in connection with deferred rent valued at approximately $162,810 at an aggregate price of $.66 per share.
(8)	We issued approximately 132,000 shares valued at $114,180 in connection with capitalized website development costs and URLs.
(9)	We issued 91,500 shares of common stock pursuant to the cashless conversion of 75,000 shares of our Series A Preferred at a conversion ratio of 1.22:1.
(10)
As further discussed under Note 6 – Stock Options and Warrants, we recorded $61,480 for the computed fair value of options issued to employees, non-employee directors, and consultants, net of cancellations and forfeitures.

(11)	As further discussed under Note 6 – Stock Options and Warrants, we recorded $0 for the computed fair value of warrants issued for services.
(12)	As further discussed under Note 6 – Stock Options and Warrants, we recorded $317,609 in connection for beneficial conversion features.
(13)	As further discussed under Note 6 – Stock Options and Warrants, we recorded $48,012 for deferred loan costs.

During the year ended December 31, 2012

(1)
We issued approximately 1,711,952 shares of common stock pursuant to the conversion of convertible subordinated promissory notes valued at $2,433,842 at an aggregate conversion price of $1.41 per share.

(2)	We issued approximately 2,815,374 shares of common stock pursuant to the conversion of 2,307,684 shares of Series A Preferred .
(3)	We issued approximately 68,889 shares of common stock for $41,250 in cash at an aggregate price of $.60 per share.
(4)	We issued approximately 97,500 shares of common stock for services valued at $76,375 at an aggregate price of $.81 per share.
(5)	We issued approximately 1,257,424 shares of common stock pursuant to the exercise of options and warrants at an aggregate exercise price of $.08 per share.
(6)	We issued approximately 77,674 shares valued at $70,906 in connection with capitalized website development costs and URLs.
(7)
As further discussed under Note 6 – Stock Options and Warrants, we recorded $134,257 for the computed fair value of options issued to employees, nonemployee directors, and consultants, net of cancellations.

(8)	As further discussed under Note 6 – Stock Options and Warrants, we recorded $144,433 for deferred loan costs.

OXYSURE SYSTEMS, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2013 AND 2012

NOTE 4 - SHAREHOLDERS’ EQUITY (CONTINUED)

As of December 31, 2013 and 2012 we had 25,854,307 and 22,548,678 shares respectively, of common stock issued and outstanding.

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

Stock Options

The following table summarizes information about the number and weighted average of the options that were forfeited or expired under the Plan during 2013 and 2012:

	Employee		Non-Employee
		Weighted		Weighted
	Number	Average	Number	Average	Combined
	Of	Exercise	Of	Exercise	Total
Outstanding at December 31, 2011	1,799,024	$0.47	53,180	$0.72	1,852,204
Granted	180,000	$0.25	-	-	180,000
Exercised	(374,808)	$0.26	-	-	(374,808)
Forfeited/Cancelled	(163,300)	$1.36	(35,000)	$0.50	(198,300)
Outstanding at December 31, 2012	1,440,916	$0.38	18,180	$1.15	1,459,096
Granted	135,000	$0.25	-	$-	135,000
Exercised	-	$-	-	$-	-
Forfeited/Cancelled	(22,925)	$1.56	(2,280)	$2.50	(25,205)
Outstanding at December 31, 2013	1,552,991	$2.19	15,900	$2.50	1,568,891

OXYSURE SYSTEMS, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2013 AND 2012

NOTE 5 - STOCK OPTIONS AND WARRANTS (CONTINUED)

The following table summarizes information about those options that have been forfeited, cancelled or that have expired under the Plan during 2013 and 2012:

	Employee		Non-Employee
		Weighted		Weighted
	Number	Average	Number	Average	Combined
	Of	Exercise	Of	Exercise	Total
	Options	Price	Options	Price	Options
Forfeited/Cancelled
during FY 2012	163,300	$1.36	35,000	$0.50	198,300
Forfeited/Cancelled
during FY 2013	(22,925)	$1.56	(2,280)	$2.50	(25,205)

Valuation Assumptions

We value our stock-based payment awards granted using the Black-Scholes model, during the years ended December 31, 2013 and 2012.  The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of certain assumptions that can vary over time. Our stock options have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates.

The risk-free interest rate is the implied yield currently available on the 5-year U.S. Treasury zero-coupon issues with a remaining term equal to the expected term. The expected term of the options was based on the simplified method outlined in ASC 718. The volatility factors were based on three peer companies selected from the Dow Jones U.S. Medical Equipment Index (^DJUSAM). These peer companies include companies which are the same market categories as the Company, which is the medical equipment and supplies line of business. The peer companies were selected based on similarity of industry characteristics, size and lifecycle characteristics. The calculated volatility value was established by taking the historical daily closing values prior to grant date, over a period equal to the expected term, for each of the peer companies, and then calculating a single average volatility.

For the years ended December 31, 2013 and 2012, respectively, the fair value of options granted were estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Equity Incentive Plans for Years Ended December 31,
	2013	2012

Expected terms (in years)	5-10	5-10
Volatility	40.45%	40.45%
Risk-free interest rate	1.05%-1.74%	0.69%-0.80%
Expected dividend rate	0.00%	0.00%

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

OXYSURE SYSTEMS, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2013 AND 2012

NOTE 5 - STOCK OPTIONS AND WARRANTS (CONTINUED)

The expected dividend assumption is based on our history and expectation of dividend payouts.  The fair value of the shares of common stock underlying the stock options has historically been determined by the board of directors. On or before February 2012, when our common stock commenced trading on the over the counter bulletin board (OTCQB), there has been no public market for our common stock. Consequently, the board of directors has historically determined the fair value of the common stock at the time of grant of the option by considering a number of objective and subjective factors including valuation of comparable companies, operating and financial performance, the lack of liquidity of capital stock and general and industry specific economic outlook, amongst other factors.

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

Stock compensation cost, using the graded vesting attribute method in accordance with Codification topic 718, is recognized over the requisite service period, generally 5 years, during which each tranche of shares is earned (zero, one, two, three, and four years).  The value of each tranche is generally amortized on a straight-line basis.  For the years ended December 31, 2013 and 2012, stock based compensation expense was approximately $61,480 and $ $134,257, respectively, which consisted primarily of stock-based compensation expense related to stock options recognized under GAAP issued to employees.  For the years ended December 31, 2013 and 2012, the number of options exercised was 0 and 374,808, respectively.

Compensation expense is recognized only for the portion of stock options that are expected to vest, assuming an expected forfeiture rate in determining stock-based compensation expense, which could affect the stock-based compensation expense recorded if there is a significant difference between actual and estimated forfeiture rates. As of December 31, 2013, total unrecognized compensation cost related to stock-based awards granted to employees and non-employee directors was $17,662. This cost will be amortized on a ratable basis over a weighted-average vesting period of approximately 0.16 years.

OXYSURE SYSTEMS, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2013 AND 2012

NOTE 5 - STOCK OPTIONS AND WARRANTS (CONTINUED)

The following table summarizes information about employee stock options outstanding under the Plan at December 31, 2013:

December 31, 2013
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average remaining contractual life	Weighted average exercise price
$ 0.20 - $0.25	1,327,488	1.30	$0.25	1,297,488	1.95	$0.25
$ 0.50 - $1.00	204,503	1.39	$0.75	204,503	0.87	$0.82
$2.00	1,000	0.25	$2.00	1,000	1.08	$2.00
$2.50	20,000	0.44	$2.50	20,000	1.08	$2.50
	1,552,991			1,522,991

The following table summarizes information about non-employee stock options outstanding under the Plan at December 31, 2012:

December 31, 2012
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average remaining contractual life	Weighted average exercise price
$ 0.20 - $0.25	900	0.16	$0.25	900	0.16	$0.25
$ 0.50 - $1.00	15,000	1.00	$1.00	15,000	1.00	$1.00
$2.00	-	-	$-	-	-	$-
$2.50	-	-	$-	-	-	$-
	15,900			15,900

OXYSURE SYSTEMS, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2013 AND 2012

NOTE 5 - STOCK OPTIONS AND WARRANTS (CONTINUED)

Warrants.

The following table summarizes our warrant activities for the years ended December 31, 2013 and 2012:

		Weighted
	Number	Average
	Of	Exercise
	Warrants	Price
Outstanding at December 31, 2011	2,759,650	$0.48

Granted	55,000	$0.93
Exercised	(882,616)	$0.01
Forfeited/Cancelled	(55,000)	$0.92
Outstanding at December 31, 2012	1,877,034	$0.80

Granted	1,576,364	$1.44
Exercised	(438,889)	$0.01
Forfeited/Cancelled	(47,500)	$0.69
Outstanding at December 31, 2013	2,967,009	$1.13

OXYSURE SYSTEMS, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2013 AND 2012

NOTE 6 - INCOME TAXES

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

As of December 31, 2013 and 2012, the Company had cumulative net operating loss carry-forwards of approximately $12,146,279 and $11,294,526 respectively, which expire in varying amounts between 2018 and 2028.   Realization of this potential future tax benefit is dependent on generating sufficient taxable income prior to expiration of the loss carry-forward. The deferred tax asset related to this (and other) potential future tax benefits has been offset by a valuation allowance in the same amount. The amount of the deferred tax asset ultimately realizable could be increased in the near term if estimates of future taxable income during the carry-forward period are revised.

Deferred income tax assets of $4,733,483 and $4,627,005 for the years December 31, 2013 and 2012 respectively were offset in full by a valuation allowance.

The components of the Company's net deferred tax assets, including a valuation allowance, for the years 2013 and 2012 are as follows:

Deferred Tax Assets	As of December 31, 2013	As of December 31, 2012
		(Restated)
Net operating loss carry-forwards	$4,129,735	$3,840,139

Net deferred tax assets before valuation allowance	$4,733,483	$4,627,005
Less: Valuation Allowance	$(4,733,483)	$(4,627,005)
Net deferred tax assets	--	--

Reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. income tax rate to pre-tax loss is as follows:

	As of December 31, 2013	As of December 31, 2012
Statutory federal income tax	34%	34%
Statutory state income tax	(0.92%)	0%
Change in valuation allowance on deferred tax assets	(33.69%)	(34%)
Net effective tax rate	(0.61%)	--

Due to the inherent uncertainty in forecasts and future events and operating results, the Company has provided for a valuation allowance in an amount equal to gross deferred tax assets resulting in the above figures for the periods audited.

OXYSURE SYSTEMS, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2013 AND 2012

NOTE 7 – LICENSE AND SERVICE AGREEMENTS

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

PP Aviation Teaming Agreement 1: On March 26, 2013 we entered into a teaming agreement with PP Aviation Corporation in terms of which we partnered to supply kitting and sub-assemblies to Knight Aerospace Products, Inc., a prime contractor to the United States military in relation to a Definite Quantity Contract for an Aircraft Oxygen System with the following criteria: The procurement is Unrestricted, Other Than Full and Open Competition; The procurement is FOB Destination with Inspection and Acceptance at Origin; The required delivery is 174 days ARO; Item is life support equipment; Configuration Control applies; This is not a Critical Safety Item; Export control certification is required; and Automated Best Value System (ABVS)/ Past Performance Information Retrieval System (PPIRS) applies. The full set of terms and conditions of this agreement are provided in the exhibits to this filing on Form 10K and are incorporated herein by reference.

PP Aviation Teaming Agreement 2: On December 19, 2013 we entered into a second teaming agreement with PP Aviation Corporation in terms of which we partnered to develop and supply a handheld chemical oxygen generating system (“COGS”) to military and commercial first responder markets. The full set of terms and conditions of this agreement are provided in the exhibits to this filing on Form 10K and are incorporated herein by reference.

NOTE 8 – COMMITMENTS AND CONTINGENCY

Leases

Operating Lease – During 2007, we entered into a long-term non-cancelable lease for office space, which expired in October 2012. On December 31, 2013 we extended this lease until December 31, 2017.

OXYSURE SYSTEMS, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2013 AND 2012

NOTE 8 – COMMITMENTS AND CONTINGENCY (CONTINUED)

At December 31, 2013, future minimum lease payments under the non-cancelable operating lease for the year ended December 31, 2013 were as follows:

2014	$194,400
2015	194,400
2016	210,600
Thereafter	210,600
$810,000

Rental expense for the years ended December 31, 2013 and 2012 was $194,400 and $202,500, respectively.

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

On August 2, 2013 we entered into a third moratorium with Vencore which was to expire on April 1, 2014 (as amended). No consideration was provided to Vencore in connection with the third moratorium.

Minimum non-cancellable lease payments required under all capital leases as at December 31, 2013 are as follows:

2014	309,129
2015	554
Thereafter	-
$309,683

OXYSURE SYSTEMS, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2013 AND 2012

NOTE 8 – COMMITMENTS AND CONTINGENCY (CONTINUED)

Legal Proceedings

The Company is subject to litigation in the normal course of business, none of which management believes will have a material adverse effect on the Company’s financial statements.

On or about December 13 of 2013, Wall Street Buy Sell Hold, Inc., (“WSBSH”) filed a lawsuit against the Company in the New York Supreme Court, Nassau County. The suit seeks damages in the form of money, stock and warrants for breach of a marketing agreement entered into on October 22, 2012 and another entered into on March 11, 2013. We have answered the complaint and filed a counterclaim against WSBSH seeking the return of all moneys and shares we paid or transferred to WSBSH, as well as punitive damages for fraud. Management believes the WSBSH claims have no merit, and we intend to vigorously defend our interests in this matter.

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

OXYSURE SYSTEMS, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2013 AND 2012

NOTE 9 – RELATED PARTY TRANSACTIONS

A summary of the related party financings and notes payable to related parties as at December 31, 2013 is as follows:

	Shareholder advances
Holder	Julian Ross(1)	Other
Amount	$118,627	$-
Stated interest rate	0%	0%
Maturity	n/a	n/a

A summary of the related party financings and notes payable to related parties as at December 31, 2012 is as follows:

	Shareholder advances
Holder	Julian Ross(1)	Other
Amount	$203,222	$4,250
Stated interest rate	0%	0%
Maturity	n/a	n/a

(1) Our CEO, Mr. Ross provided us cash and other consideration from time to time to fund to fund working capital. The net amounts outstanding to Mr. Ross were $118,627 and $203,222 as at December 31, 2013 and December 31, 2012, respectively.

OXYSURE SYSTEMS, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2013 AND 2012

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

OXYSURE SYSTEMS, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2013 AND 2012

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

The following presents total revenue by geographic region:

	Year Ended December 31,
	2013	2012
Revenues:
United States revenues	$1,302,042	$146,797
ROW revenues	498,286	123,590
Totals	$1,800,327	$270,387

OXYSURE SYSTEMS, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2013 AND 2012

NOTE 13 – GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  We have been suffering from recurring losses from operations. However, our total notes payable has decreased to $349,975 at December 31, 2013 from $474,661 at December 31, 2012. Our current notes payable has also decreased to $273,903 at December 31, 2013 from $398,589 at December 31, 2012. Our long term notes payable has stayed the same at $76,072 for December 31, 2013 and 2012.

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow from operations to meet our obligations on a timely basis and/or obtain financing as may be required.  As of December 31, 2013 and 2012, we have incurred net losses from operations and had stockholders’ deficits of $15,287,647 and $14,575,195, respectively, since inception.  We had a working capital surplus of $747,473 as of December 31, 2013 and a working capital deficit of $1,426,174 as of December 31, 2012. While our revenues have increased significantly from 2012 to 2013, we are still in the early stages of the commercialization or our primary product, and we currently operate in a single industry segment.  These factors raise significant doubt about our ability to continue as a going concern.

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

2.
We anticipate that sales during 2014 and 2015 from existing markets will grow, and we believe that we will be able to generate sales from new markets. Existing markets include education customers such as schools, school districts and colleges, and commercial customers such as manufacturing facilities, churches and other commercial venues. New markets will include, but not be limited to, government customers and new international territories and markets.

3.
We plan to increase our market penetration through the addition of new distributors, both the US and outside the US during 2014 and beyond. We also plan to increase the number of sub-distributors and sales agents we will appoint in the U.S. to sell our products.

4.	We plan to continue to diversify our product range through the addition of complementary products and solutions. Some of these products will be sourced from third party manufacturers and suppliers.

5.	We may seek or consider strategic business combinations with other companies to complement our resources and create synergies.

OXYSURE SYSTEMS, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2013 AND 2012

NOTE 14 – CONCENTRATION OF RISK IN CUSTOMER AND SUPPLIER RELATIONSHIPS

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. At times, cash account balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation (FDIC). However, management believes the risk of loss to be minimal. The Company performs periodic evaluations of the relative credit standing of these institutions and has not experienced any losses on its cash and cash equivalents and short-term investments to date.

The relative magnitude and the mix of revenue from our largest customers have varied significantly from quarter to quarter. During the twelve months ended December 31, 2013 and 2012, the following customers have accounted for significant revenues, varying by period, to our company: Knight Aerospace, Inc., PP Aviation Corporation and Afritex Medical Products (Pty) Ltd. For the twelve months ended December 31, 2013 and 2012, the percentages of revenues from our largest three customers are as follows:

	Year Ended December 31,
	2013	2012

Knight Aerospace, Inc.	35%	0%
PP Aviation Corporation	28%	0%
Afritex Medical Products	28%	45%

Over time, as we work to add additional distributors to our network and to grow our distribution business, we anticipate the relative significance to our revenue of any particular customer or distributor will decline.

NOTE 15 - SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to December 31, 2013 through the date of issuance of the Financial Statements. During the period from January 1, 2013 to the date of issuance, we have had the following material subsequent events:

CE Marking Approval:

We received CE Marking approval to market our Model 615, portable emergency oxygen device in Europe.

Stock issuances:

We issued 61,000 shares of common stock pursuant to the cashless conversion of 50,000 shares of Series A Preferred. We issued 53,856 shares of common stock pursuant to the cashless, partial conversions of convertible notes valued at $25,000 at an aggregate conversion price of $.46 per share.

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

The Company conducted an evaluation, with the participation of its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of December 31, 2013. Based on such evaluation, its Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, the Company’s disclosure controls and procedures were not effective.

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

As of December 31, 2013, the Company carried out an evaluation based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance. Based on such assessment, management concluded that its internal control over financial reporting was not effective.

Changes in Internal Control over Financial Reporting

There have been no changes to its internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during the period ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B—OTHER INFORMATION

There is no information to report under this item for the period ended December 31, 2013.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

Our executive officers and directors are as follows:

Name	Age	Position
Julian T. Ross	47	Director (Chairman), CEO, President, CFO
Jeremy M. Jones	72	Director
Vicki Jones	51	Director

Julian T. Ross, Chairman, CEO, President & CFO

Mr. Ross is the developer of the OxySure technology and the Founder of OxySure Systems, Inc. He has served as CEO of the company since inception in January 2004, and has raised over $14 million for the company to date. He also built the company and all its operations and processes, including the manufacturing operations, spearheaded all regulatory approvals (including FDA approval, ANVISA approval, GSA approval, DOT approval and CE Marking approval), set up the distribution channels, and took the company public in late 2011. He is a high energy, results-oriented individual, and he brings over 25 years’ experience in technology, medical devices and manufacturing, having functioned both in consulting and operational capacities at senior management level. His experience includes at least a decade in corporate finance, including public and private financings, and mergers & acquisitions. He has worked for and with start-ups and established organizations, including Anglo American Corporation, Volt Information Sciences, Tandy Corporation, Merrill Lynch, Ernst & Young, Sun International and Isle of Capri, Inc. Mr. Ross has enjoyed an Academic Scholarship from Shell Petroleum and an Academic Scholarship from the Edwin L. Cox School of Business at Southern Methodist University, where he received an MBA in Finance. The above experience, qualifications, attributes and skills led us to the conclusion that Julian T. Ross shall serve as our CEO, President, CFO, and director.

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

Vicki Jones, Director

Ms. Jones has been one of our Directors since November 2008.  Ms. Jones is a Senior Vice President for AT&T responsible for an $11 billion division (TV and Internet) with 15,000 employees. Ms. Jones brings more than three decades experience in P&L management, sales and sales management, marketing, installation, and customer service, with particular experience in mass markets, both B2B and B2C. Ms. Jones has held various positions within AT&T (and SBC Communications, its predecessor company), including President – Business Communications Services, Midwest; Senior Vice President – Product Management and Development; and Vice President – Strategic Marketing. Ms. Jones holds an MBA in E-Commerce Management from Our Lady of the Lake University, San Antonio, Texas.  The above experience, qualifications, attributes and skills led us to the conclusion that Vicki Jones shall serve as one of our directors.

Our directors hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified, or until his prior resignation or removal.  Our executive officers are appointed by the Board of Directors and hold office until resignation or removal by the Board of Directors.

Identification of Significant Employees

OxySure has 24 full time employees and two part time employees, including Julian T. Ross, the Company’s CEO, President, CFO, Secretary and a Director.

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

ITEM 11—EXECUTIVE COMPENSATION

Executive Compensation

The following table shows the annual compensation paid by the Company for the years ended December 31, 2013 and 2012 to Julian T. Ross, our Chief Executive Officer, President, and CFO. No other officer had total compensation during either of the previous two years of more than $100,000.

Name and principal position	Year	Salary ($)		Bonus ($)	Option Awards ($)		Total ($)
Julian T. Ross, CEO, President, and CFO	2013	$115,000	(1)	$-	$82,620	(3)	$197,620
	2012	$90,000	(2)	$-	$136,440	(4)	$226,440

(1)	Net of $65,000 in voluntary salary relinquishments.
(2)	Net of $90,000 in voluntary salary relinquishments.
(3)
Comprises 135,000 options valued at $82,620 using the Black-Scholes pricing model with a volatility of 40.45% and the following assumptions: no dividend yield, life of five years and a risk-free interest rate of 1.02%. There were no forfeitures during 2013.  Please see Note 5-Stock Options to the footnotes to our financial statements for additional information regarding our stock options awards and valuation assumptions.  Please also see “Employment Agreement with Named Officers” below for further disclosure of Mr. Ross’s employment agreement.

(4)
Comprises 180,000 options valued at $136,440 using the Black-Scholes pricing model with a volatility of 40.45% and the following assumptions: no dividend yield, life of five years and a risk-free interest rate of 0.80%. There were no forfeitures during 2012.  Please see Note 5-Stock Options to the footnotes to our financial statements for additional information regarding our stock options awards and valuation assumptions.  Please also see “Employment Agreement with Named Officers” below for further disclosure of Mr. Ross’s employment agreement.

The following table sets out equity awards outstanding for executive officers as of December 31, 2013.

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option Exercise Price ($)	Option Expiration Date

Julian T. Ross	457,488	0	$0.25	1/15/2014
	180,000	0	$0.25	1/15/2019
	180,000	0	$0.25	1/15/2020
	180,000	0	$0.25	1/15/2021
	180,000	0	$0.25	1/15/2022
	105,000	30,000	$0.25	1/15/2023

Director Compensation

Directors are generally compensated with 1,000 stock options per meeting attended, with exercise prices equal to the prevailing market value of the stock at the time of issuance.  The following table reports all director compensation as of December 31, 2013.

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)		All Other Compensation ($)		Total ($)

Julian T. Ross	$-	$-	$-	(1)	$-		$-
Vicki Jones	$-	$-	$301	(2)	$-		$301
Don Reed	$-	$-	$2,610	(3)	$-		$2,610
Jeremy Jones	$-	$-	$-		$28,665	(4)	$28,665

(1)	Does not include options earned as an employee. Mr. Ross does not receive any compensation for serving on the Board of Directors.
(2)
In April 2009, we issued Ms. Jones 1,000 shares of our common stock at an exercise price of $1.00 per share in connection with her services as a director during 2009.  These options expire on April 1, 2014.

(3)
In December 2008, we issued Mr. Reed (a former Director, deceased) 5,000 options to purchase shares of our common stock at an exercise price of $2.00 per share in connection with his services as a director during 2008.  These options expire on December 31, 2013.  In December 2006, we issued Mr. Reed 2,000 options to purchase shares of our common stock at an exercise price of $0.82 per share in connection with his services as a director during 2006.  These options expired unexercised on December 31, 2011.

(4)	Comprises 39,000 shares of common stock issued during 2013 valued at $28,665 for Board service during 2013.

Employment Agreements with Named Officers

Julian T. Ross, Chief Executive Officer, President, Chief Financial Officer, and Secretary

Our current, as-amended employment agreement with Mr. Ross expires on January 15, 2015. The agreement provides for an annual salary equivalent of $180,000, plus 15,000 options for every month of service with an exercise price of $.25 per share. In addition, the agreement provided that we will pay a sales bonus (the “Sales Bonus”) to Mr. Ross if we achieve the following target net revenues (“TNR”) during the 2012 fiscal year (or any subsequent year):

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

No Sales Bonus was paid to Mr. Ross for 2013. No Stock Performance Bonus was paid to Mr. Ross for 2013. Further, Mr. Ross voluntarily relinquished $65,000 in salary during 2013.

Mr. Ross is currently acting as our Chief Financial Officer on an interim basis at no additional compensation.  We plan to hire a Chief Financial Officer when we can afford to do so and anticipate paying a salary of approximately $160,000 per year and provide benefits to the Chief Financial Officer.

Stock Options and Related Employee Incentives

2004 Stock Option Plan.  We maintain a 2004 Stock Option Plan (the “2004 Plan”) under which our directors, officers, advisory board, other employees and other key individuals may be granted stock options.  Stock option awards to officers and employees under the 2004 Plan generally vest ratably over five years based on continuous service.  Stock option awards are generally granted with an exercise price equal to the fair value of our common stock at the date of grant and expire no later than ten years from the date of grant. The maximum number of number of Shares to be issued pursuant to the exercise of all options granted under the Plan is 5,000,000.  As at December 31, 2013, there were 3,431,109 options available for future grant under the 2004 Plan.

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

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of the date hereof concerning beneficial ownership of our common stock by (i) each director, (ii) each executive officer, (iii) our directors and officers as a group, and (iv) each person known by us to own beneficially more than 5% of our common stock.  All percentages are based on 25,854,307 shares of common stock outstanding as of December 31, 2013.

Name and address of beneficial owner(1)	Amount and nature of beneficial ownership(2)		Percentage of class

Julian T. Ross, Chairman, CEO, President, CFO	16,405,805	(3)	59.86%
Vicki Jones, Director	607,589	(4)	2.35%
Jeremy M Jones, Director	39,000	(5)	0.15%
All Officers & Directors as a group	16,952,394		62.24%

JTR Investments, Limited(6)	14,025,761	(7)	54.25%
5100 Eldorado Parkway, Suite 102-801 McKinney, TX 75070
Agave Resources, LLC	2,790,000	(8)	10.79%
2735 Wind River Ln., S-152 Denton, Texas 76210

(1)	C/o our address, 10880 John W. Elliott Drive, Suite 600, Frisco, Texas 75033, unless otherwise noted.
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

(3)
Includes 400,000 shares of common stock held by The Ross Family Trust u/t/a dated December 1999; 14,025,761 shares of common stock held by JTR Investments, Limited; 379,874 shares of common stock owned by Mr. Ross; 1,282,488 shares of common stock issuable upon exercise of stock options expiring on dates ranging from 1/15/2014 through 1/15/2023; 101,500 shares of common stock upon exercise of stock options issued to Pearl Ross, the spouse of Mr. Ross, expiring on dates ranging from 3/1/2014 through 3/1/2019; and 116,182 shares of common stock held by Pearl Ross.

(4)	Includes 1,000 shares of common stock issuable upon exercise of stock options expiring 4/1/2014; and 606,589 shares of common stock owned by Vicki Jones's spouse, Tim Hutton.
(5)	Comprises 39,000 shares of common stock owned by Mr. Jones.
(6)	Our Chairman, President, CEO, and CFO, Julian T. Ross, has sole voting power and control over JTR Investments, Limited.
(7)	Comprises 14,025,761 shares of common stock.
(8)	Comprises 2,790,000 shares of common stock.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

On December 31, 2012 Agave Resources, LLC (“Agave”), an affiliate of us converted a convertible note in the amount of $750,000 into 500,000 shares of common stock at the stated conversion price of $1.50 per share. Mr. Don Reed a former Director of us (deceased) was President of Agave.

On December 31, 2012 JTR Investments, Limited (“JTR”), an affiliate of us converted two convertible notes in the total amount of $1,268,656 into 845,771 shares of common stock at the stated conversion prices of $1.50 per share. Our CEO Mr. Julian Ross is the President of JTR Management, LLC, the general partner of JTR Investments, Limited.

On February 11, 2013 Agave exercised 350,000 penny warrants into common stock for total cash proceeds of $3,500. The penny warrants were issue to Agave in 2008 in connection with the issuance of a convertible note in the amount of $750,000, and with a conversion price of $1.50 per share.

On February 11, 2013 our CEO Mr. Ross acquired 15,000 shares of common stock directly from the Company in exchange for $14,700 in stockholder advances provided to us, at a price of $.98 per share, the prior trading day closing price of our common stock.

On April 4, 2012 Tim Hutton exercised a warrant into 283,333 shares of common stock at an exercise price of $.30 per share. During 2012 Tim Hutton also converted $20,000 in notes payable outstanding into 23,256 shares of our common stock at a conversion price of $.86 per share. Tim Hutton is the spouse of Vicki Jones, a Director of us.

On April 2, 2012 our CEO Mr. Ross acquired 356,474 shares of common stock pursuant to the exercise of 356,474 options at an exercise price of $.25 per share, for a total consideration of $89,118.50 which comprises $44,118 in cash, and $45,000 in accrued but unpaid salary exchanged.

On April 2, 2012 JTR acquired 588,172 shares of common stock upon the exercise of penny warrants previously issued to JTR in connection with financing provided to us by JTR totaling $1,268,656 in the form of convertible notes. The cash proceeds from the warrant exercise totaled $5,882. The warrants had expiry dates ranging from 12/31/2013 through 12/31/2016. Of these, 280,485 warrants were first exercisable on 12/31/2008; 48,358 warrants were first exercisable on 6/30/2009; 52,640 warrants were first exercisable on 12/31/2009; 42,872 warrants were first exercisable on 03/31/2011; 107,811 warrants were first exercisable on 06/30/2011; 35,005 warrants were first exercisable on 09/30/2011; and 21,000 warrants were first exercisable on 12/31/2011.

A summary of the related party financings and notes payable to related parties as at December 31, 2013 is as follows:

	Shareholder advances
Holder	Julian Ross(1)	Other
Amount	$118,627	$-
Stated interest rate	0%	0%
Maturity	n/a	n/a

A summary of the related party financings and notes payable to related parties as at December 31, 2012 is as follows:

	Shareholder advances
Holder	Julian Ross(1)	Other
Amount	$203,222	$4,250
Stated interest rate	0%	0%
Maturity	n/a	n/a

(1) Our CEO, Mr. Ross provided us cash and other consideration from time to time to fund working capital. The net amounts outstanding to Mr. Ross were $118,627 and $203,222 as at December 31, 2013 and December 31, 2012, respectively.

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

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

Sadler Gibb & Associates, LLC (“Sadler Gibb”) was appointed by the Company to serve as its independent registered public accounting firm for fiscal years 2012 and 2013. Audit services provided by Sadler Gibb for 2012 and 2013 included the examination of the consolidated financial statements of the Company and services related to periodic filings during 2013 made with the SEC.

Fees Paid To Independent Registered Public Accounting Firm

Audit Fees

Sadler Gibb’s fees for the annual audits of the Company’s fiscal years 2013 and 2012 financial statements and the quarterly reviews during fiscal year 2013, totaled $37,000.

Audit Related Fees

During fiscal year 2013, the Company has not paid Sadler Gibb for audit-related services. During fiscal year 2012, the Company has not paid Sadler Gibb for audit-related services.

Tax Fees

The Company has not paid Sadler Gibb for tax services in fiscal years 2013 and 2012.

All Other Fees

The Company has not paid Sadler Gibb any other fees in fiscal years 2013 and 2012.

Audit Committee Pre-Approval Policies

Before Sadler Gibb was engaged by the Company to render audit or non-audit services, Sadler Gibb was so approved and appointed by the Company’s Board of Directors. All services rendered by Sadler Gibb have been so approved.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)(1) The financial statements and information listed below are included in this report in Part II, Item 8.

●	Reports of Independent Registered Public Accounting Firm.

●	Balance Sheets as of December 31, 2013 and 2012.

●	Statements of Operations for each of the two years ended December 31, 2013 and December 31, 2012.

●	Statements of Stockholders’ Equity (Deficit) for each of the two years ended December 31, 2013 and December 31, 2012.

●	Statements of Cash Flows for each of the two years ended December 31, 2013 and December 31, 2012.

●	Notes to the Financial Statements.

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

OXYSURE SYSTEMS, INC.

Date: April 15, 2014	By:	/s/ Julian T. Ross
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

By:	/s/ Julian T. Ross	April 15, 2014
	Julian T. Ross	Date
Chief Executive Officer
President, Secretary, and Director
(Principal Executive Officer)
(Principal Accounting Officer)
(Principal Financial Officer)

By:	*	April 15, 2014
	Vicki Jones	Date
Director

By:	*	April 15, 2014
	Jeremy M. Jones	Date
Director

By:	/s/ Julian T. Ross	April 15, 2014
	Julian T. Ross, Attorney in Fact	Date
for Jeremy M. Jones and Vicki Jones

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation, dated January 14, 2004 (1)

3.2	Amendment to Articles of Incorporation, dated August 16, 2004 (1)

3.3	Amendment to Articles of Incorporation, dated April 7, 2009 (1)

3.4	Amendment to Articles of Incorporation, dated May 19, 2009 (1)

3.5	Amended and Restated Articles of Incorporation, dated July 7, 2009 (1)

3.6	Bylaws, dated January 15, 2004 (1)

3.7	Second Amended Certificate of Designations Series A Convertible Preferred Stock (1)

4.1	Form of Warrant, dated December 2008 (1)

4.2	Form of Subscription Agreement for Preferred Stock (March 2005) (1)

4.5	Form of Voting Stock Agreement (February 1, 2004) (1)

5.1	Opinion of Oswald & Yap LLP (1)

10.1	Initial Employment Agreement with Julian T. Ross, dated January 15, 2004 (As Amended July 19, 2004) (1)

10.1.1	Amendment to Initial Employment Agreement with Julian T. Ross, dated August 30, 2008 (1)

10.1.2	Second Employment Agreement with Julian T. Ross, dated January 15, 2009 (1)

10.1.3	Amendment to Second Employment Agreement with Julian T. Ross, dated January 15, 2009 (1)

10.1.4	Second Amendment to Second Employment Agreement with Julian T. Ross, dated January 15, 2009 (1)

10.1.5	As amended Second Employment Agreement with Julian T. Ross, dated January 15, 2009 (1)

10.1.6	Third Amendment to Second Employment Agreement with Julian T. Ross, dated January 15, 2010 (1)

10.1.7	As amended Second Employment Agreement with Julian T. Ross, dated January 15, 2010 (1)

10.1.8	Fourth Amendment to Second Employment Agreement with Julian T. Ross, dated January 15, 2010 (1)

10.1.9	As amended Second Employment Agreement with Julian T. Ross, dated January 15, 2010 (1)

10.1.10	Fifth Amendment to Second Employment Agreement with Julian T. Ross, dated January 15, 2010 (1)*

10.1.11	As amended Second Employment Agreement with Julian T. Ross, dated January 15, 2010 (1)*

10.2.1	Amended and Restated Performance Agreement with the Frisco Economic Development Corporation, dated March 22, 2011 (1)

10.2.2	Renewed and Extended Promissory Note with the Frisco Economic Development Corporation, dated March 22, 2011 (1)

10.3	5-Year Lease Agreement with Sinacola Commercial Properties, Limited, dated March 6, 2007 (1)

10.3.1	First Amendment to the 5-Year Lease Agreement with Sinacola Commercial Properties, Limited, dated August 24, 2007 (1)

10.3.2	Second Amendment to the 5-Year Lease Agreement with Sinacola Commercial Properties, Limited, dated November 24, 2008 (1)

10.3.3	Sinacola Commercial Properties, Ltd. Letter Agreement, dated March 23, 2011 (1)

10.3.4	Sinacola Commercial Properties, Ltd. Letter Agreement, dated August 15, 2011

10.3.5	Sinacola Commercial Properties, Ltd. lease amendment, dated December 31, 2013*

10.3.6	Sinacola Commercial Properties, Ltd. Letter Agreement, dated December 31, 2013*

10.4	First Note extended to Agave Resources, LLC, dated April 15, 2008 (1)

10.4.1	Amendment to First Note extended to Agave Resources, LLC, dated February 20, 2009 (1)

10.4.2	Third Modification of Agreement of Note with Agave Resources, LLC dated August 30, 2010 (1)

10.4.3	Fourth Modification of Agreement of Note with Agave Resources, LLC dated November 14, 2011

10.4.4	Notice of Conversion of Note with Agave Resources, LLC dated December 31, 2012

10.5	“Second Note” extended to JTR Investments, Limited, dated March 1, 2008 (1)

10.5.1	Amendment to “Second Note” extended to JTR Investments, Limited, dated February 20, 2009 (1)

10.5.2	Third Modification of Agreement of Note with JTR Investments, Limited dated August 30, 2010 (1)

10.5.3	Fourth Modification of Agreement of Note with JTR Investments, Limited dated November 14, 2011

10.5.4	Notice of Conversion of Second Note and JTR Senior Note with JTR Investments, Limited dated December 31, 2012

10.6	“Senior Note” Board Approval, dated November 1, 2008 (1)

10.6.1	“Senior Note” extended to JTR Investments, Limited, dated December 31, 2008 (1)

10.6.2	“Senior Note” extended to JTR Investments, Limited, dated June 30, 2009 (1)

10.6.3	Approval of Borrowing Modification with JTR Investments, Limited dated March 30, 2011 (1)

10.7	Asset Purchase and Stock Transfer Agreement with JTR Investments, Limited, and affiliates, dated January 15, 2004 (1)

10.7.1	Exhibits to Asset Purchase and Stock Transfer Agreement with JTR Investments, Limited, and affiliates, dated January 15, 2004 (1)

10.8	Voting Stock Option Plan, dated February 1, 2004 (1)

10.8.1	Voting Stock Option Plan as Amended and Restated July 19, 2004 (1)

10.9	Form of Subcontractor Agreement and Assignment of Intellectual Property (1)

10.10	Department of Transportation Approval Letter, dated October 3, 2008 (1)

10.11	Master Lease Agreement with VenCore Solutions, LLC, dated October 26, 2006 (1)

10.11.1	Moratorium on Payment Agreement, Vencore Solutions, LLC dated March 4, 2011 (1)

10.11.2	Second Moratorium on Payment Agreement, Vencore Solutions, LLC dated July 9, 2012 (1)

10.11.3	First warrant issued to Vencore Solutions, LLC pursuant to Second Moratorium on Payment Agreement, dated July 9, 2012 (1)

10.11.4	Second warrant issued to Vencore Solutions, LLC pursuant to Second Moratorium on Payment Agreement, dated July 9, 2012 (1)

10.11.5	Third Moratorium on Payment Agreement, Vencore Solutions, LLC dated August 2, 2013*

10.11.6	Extension of Third Moratorium on Payment Agreement, Vencore Solutions, LLC dated August 2, 2013*

10.12	North Texas Enterprise Center for Medical Technology License Agreement, dated April 8, 2004 (1)

10.12.1	Amendment of North Texas Enterprise Center for Medical Technology License Agreement, dated August 22, 2004 (1)

10.12.2	Amendment of North Texas Enterprise Center for Medical Technology License Agreement, dated May 26, 2005 (1)

10.13	CitiCapital Lease 1, dated September 13, 2007 (1)

10.14	CitiCapital Lease Agreement 2, dated September 13, 2007 (1)

10.15	CitiCapital Lease Agreement 3, dated September 21, 2007 (1)

10.15.1	Amendment to CitiCapital Lease Agreement 3, dated October 24, 2007 (1)

10.15.2	Satisfaction Agreement for Citi Leases 1 and 2, dated July 19, 2012

10.15.3	Satisfaction Agreement for Citi Lease 3, dated December 5, 2012

10.16	Dell Lease 1 Agreement, dated June 5, 2008 (1)

10.17	Dell Lease 2 Agreement, dated June 5, 2008 (1)

10.18	Dell Lease 3 Agreement, dated December 1, 2008 (1)

10.19	Neville Financing Lease Agreement, dated April 12, 2012 (1)

10.20	NMHG- Yale Lease Agreement, dated December 14, 2007 (1)

10.21	Wachovia Lease Agreement, dated December 20, 2007 (1)

10.22	Sinacola Commercial Properties, Ltd. Letter Agreement, dated December 10, 2009 (1)

10.22.1	Sinacola Commercial Properties, Ltd. Extension of Maturity and Notice of Conversion dated May 3, 2012

10.23	Afritex License Agreement dated March 26, 2010 (1)

10.23.1	Amendment To License Agreement dated December 16, 2010 (1)

10.23.2	Modification of Agreement dated December 21, 2010 (1)

10.23.3	Second Modification of Agreement with Afritex Medical Products (Pty) Limited, dated March 25, 2011 (1)

10.24	Afritex Distribution Agreement dated March 26, 2010 (1)

10.25	Afritex Note Purchase Agreement dated March 26, 2010 (1)

10.26	Federal Supply Schedule Contract V797P-4153b effective November 15, 2008 through November 14, 2013 (1)

10.27	Form of Distribution Agreement (1)

10.28	Memorandum of Understanding dated November 16, 2009 (1)

10.29	Letter Agreement with Sinacola Commercial Properties, Ltd. dated December 15, 2010 (1)

10.30	Promissory Note with Sinacola Commercial Properties, Ltd. dated December 31, 2010 (1)

10.31	Second Promissory Note with Sinacola Commercial Properties, Ltd. dated December 31, 2010 (1)

10.32	Stock Purchase Warrant with Sinacola Commercial Properties, Ltd. dated December 31, 2010 (1)

10.33	Sinacola Commercial Properties, Ltd. Letter Agreement, dated March 23, 2011 (1)

10.34	Second Modification of Agreement with Afritex Medical Products (Pty) Limited, dated March 25, 2011 (1)

10.34.1	As amended Notice of conversion of Afritex Note dated October 13, 2011

10.36	Hagerman agreement dated October 8, 2012

10.37	Wall Street Buy Sell Hold Consulting Agreement dated October 22, 2012

10.38	Wall Street Buy Sell Hold Consulting Agreement dated March 11, 2013*

10.39	Certificate of Designation of Series B Convertible Preferred Stock, dated December 20, 2013*

10.40	Alpha Capital Anstalt et al, Securities Purchase Agreement dated December 26, 2013*

10.41	Alpha Capital Anstalt et al, form of warrant issued pursuant to Securities Purchase Agreement dated December 26, 2013*

10.42	PP Aviation Corporation, Teaming Agreement 1 dated March 25, 2013*

10.42.1	PP Aviation Corporation, Teaming Agreement 1 dated March 25, 2013, Contract 1*

10.42.2	PP Aviation Corporation, Teaming Agreement 2 dated December 19, 2013*

14.1	Code of Ethics (1)

14.1.1	As amended Code of Ethics dated January 14, 3013*

16.1	Letter from the Blackwing Group, LLC dated November 10, 2010 (1)

23.1	Consent of Oswald & Yap LLP (included in it opinion set forth in Exhibit 5 hereto) (1)

23.2	Consent of Sadler Gibb & Associates, LLC, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*

99.1	Form of Subscription Agreement (1)

(1)	Incorporated by reference to the registrant’s registration statement on Form S-1, File no. 333-159402, filed on May 21, 2009, as amended.
*	Filed herewith.