Form 10-K/A
period 2013-12-31
OxySure Systems Inc
filed 2014-04-15
CIK 1413797

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

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

The sole purpose of this Amendment No.1 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 ( the “Form 10-K”) is to submit Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files from the Registrant’s Form 10-K for the year ended December 31, 2013.

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