Form 10-Q
period 2014-03-31
OxySure Systems Inc
filed 2014-05-15
CIK 1413797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Our common stock is traded in the over-the-counter market and quoted on the OTCQB under the symbol “OXYS.”

The number of shares outstanding of the registrant’s class of $0.0004 par value common stock as of May 14, 2014 was 25,969,163

PART I - FINANCIAL INFORMATION

ITEM 1.   CONDENSED FINANCIAL STATEMENTS

OXYSURE SYSTEMS INC.
 BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$150,669	$657,673
Accounts receivable, net	319,999	47,183
Inventories	277,259	287,666
License fee receivable	463,308	500,000
Prepaid expenses and other current assets	50,542	107,305
Total current assets	1,261,777	1,599,827

Property and equipment, net	129,617	70,249
Intangible assets, net	385,238	392,746
Other assets	306,122	289,532

TOTAL ASSETS	$2,082,754	$2,352,354

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$352,021	$147,719
Related party payable	29,501	118,627
Deferred revenue	-	2,976
Capital leases - current	308,553	309,129
Notes payable - current, net of discount	47,103	44,000
Convertible notes payable, net of discount	252,643	229,903
Total current liabilities	989,821	852,354

Long-term liabilities
Capital leases	554	554
Notes payable, net of discount	76,072	76,072
Total long-term liabilities	76,626	76,626

TOTAL LIABILITIES	1,066,448	928,980

COMMITMENTS AND CONTINGENCY (NOTE 9)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.0005 per share; 25,000,000 shares authorized;
693,750 Series A convertible preferred shares issued and outstanding as of March 31, 2014 and 743,750 shares issued and outstanding as of December 31, 2013.	346	371
750 Series B convertible preferred shares issued and outstanding as of March 31, 2014 and 750 shares issued and outstanding as of December 31, 2013.	-	-
Common stock, par value $0.0004 per share; 100,000,000 shares authorized;
25,969,163 shares of voting common stock issued and outstanding as of March 31, 2014 and 25,854,307 shares issued and outstanding as of December 31, 2013	10,391	10,343
Additional Paid-in Capital	16,669,538	16,700,307
Accumulated deficit	(15,663,968)	(15,287,647)

TOTAL STOCKHOLDERS’ EQUITY	1,016,307	1,423,374

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,082,754	$2,352,354

See accompanying notes to financial statements

OXYSURE SYSTEMS INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended March 31,
	2014	2013
		(Restated)
Revenues, net	$356,229	$240,420
Cost of goods sold	205,590	53,181
Gross profit	150,639	187,239

Operating expenses
Research and development	1,541	36,711
Sales and marketing	87,949	107,347
Other general and administrative	345,757	256,617
Loss from operations	(284,608)	(213,436)

Other income (expenses)
Gain on settlement of debt	16,226	-
Other income (expense)	(331)	-
Interest expense	(107,607)	(28,716)
Total other expenses	(91,712)	(28,716)

Net loss	$(376,320)	$(242,152)

Basic net loss per common share	$(0.01)	$(0.01)
Diluted net loss per common share	$(0.01)	$(0.01)

Weighted average common shares outstanding:
Basic	25,889,334	22,665,515
Diluted	25,889,334	22,665,515

See accompanying notes to financial statements

OXYSURE SYSTEMS INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2014	2013 (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(376,320)	$(169,349)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization expense	12,141	35,610
Amortization of debt discount and beneficial conversion features	95,776	21,802
Expenses paid by related parties	4,374	-
Stock based compensation	17,588	(12,061)
Gain on extinguishment of debt	(16,226)	-
Stock issued for services	-	19,023
Changes in operating assets and liabilities:
Accounts receivable	(272,816)	(54,542)
Inventories	10,407	(142)
License fees receivable	36,692	-
Prepaid expenses and other current assets	40,173	-
Accounts payable and accrued liabilities	212,259	91,364
Deferred revenue	(2,976)	(125,000)

NET CASH USED IN OPERATING ACTIVITIES	(238,928)	(193,295)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(64,000)	(623)
Purchase of intangible assets	-	-

NET CASH USED IN INVESTING ACTIVITIES	(64,000)	(623)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	-	230,824
Payments made to related parties	(93,500)	-
Cash received from convertible notes payable	-	28,103
Payments made on convertible notes payable	(110,000)	-
Payments on capital leases	(576)	12,881
Exercising of warrants	-	3,500

NET CASH USED IN FINANCING ACTIVITIES	(204,076)	275,308

Net change in cash and cash equivalents	(507,004)	81,390

Cash and cash equivalents, at beginning of period	657,673	13,514

Cash and cash equivalents, at end of period	$150,669	$94,905

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$7,492	$182
Income taxes	$-	$-

Supplemental non-cash investing and financing activities:
Conversion of convertible notes payable	25,000	-
Conversion of Series A preferred stock to common stock	25	-

See accompanying notes to financial statements

OXYSURE® SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2014
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

The accompanying Condensed Financial Statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and therefore do not contain all of the information and footnotes required by GAAP and the SEC for annual financial statements. The Company's Condensed Financial Statements reflect all adjustments that management believes are necessary for the fair presentation of their financial position, results of operations, comprehensive loss and cash flows for the periods presented. The information at December 31, 2013 in the Company's Condensed Balance Sheet included in this quarterly report was derived from the audited Balance Sheet included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on April 14, 2013. Where applicable, the Company's 2013 Annual Report on Form 10-K is referred to in this quarterly report as the “2013 Annual Report.” This quarterly report should be read in conjunction with the 2013 Annual Report.

OXYSURE® SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Deferred Revenue and Income - We defer revenue and income when we invoice a customer or a customer makes a payment and the requirements of revenue recognition have not been met (i.e. persuasive evidence of an arrangement exists, shipment from a company warehouse has occurred, the price is fixed or determinable and collectability is reasonably assured). Deferred Revenue was $0 and $2,976 as at March 31, 2014 and December 31, 2013, respectively.

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

At March 31, 2014 inventories consisted of the following:

March 31, 2014
Parts inventory	$$128,824
Work in process	78,809
Finished goods	$69,626
Total inventories	$277,259

OXYSURE® SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents - We invest our cash in deposits and money market funds with major financial institutions.  We place our cash investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument.

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

Property and Equipment – Property and equipment are recorded at cost with depreciation and amortization provided over the shorter of the remaining lease term or the estimated useful life of the improvement ranging from three to seven years. Renewals and betterments that materially extend the life of an asset are capitalized. Expenditures for maintenance and repairs are charged to expense when incurred. Furniture and fixtures are depreciated over five years. Machinery and equipments are depreciated over five to seven years. Software is depreciated over three years.  Leasehold improvements are computed using the shorter of the estimated useful lives of the assets or the lease terms.  Depreciation expense was $4,631 and $4,883 for the three month periods ended March 31, 2014 and 2013, respectively.

Other Long-Lived Assets – We have two types of intangible assets – patents and trademarks. Intangible assets are carried at cost, net of accumulated amortization. Amortization expense for patents and trademarks was $7,508 and $7,489 for the three month periods ended March 31, 2014 and 2013, respectively.

Intangible assets with definite useful lives and other long-lived assets are tested for impairment if certain impairment indicators are identified.  Management evaluates the recoverability of its identifiable intangible assets in accordance with applicable accounting guidance, which requires the assessment of these assets for recoverability when events or circumstances indicate a potential impairment exists. If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Impairment charges for patents were $0 for each of the three month periods ended March 31, 2014 and 2013.

5-Year amortization expense for patents and trademarks is as follows:

2014	$29,995
2015	29,995
2016	29,995
2017	29,995
Thereafter	264,957
$384,937

OXYSURE® SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Other Assets– We record Other Assets net of accumulated amortization. Amortization expense for Other Assets was $27,242 and $25,601 for the three month periods ended March 31, 2014 and 2013, respectively.

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

Research and Development Costs – Costs associated with the development of our products are charged to expense as incurred.  $1,541 and $36,711 were incurred in the three month periods ended March31, 2014 and 2013, respectively.

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

OXYSURE® SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

For the three month periods ended March 31, 2014 and 2013, stock based compensation expense was approximately $17,588 and $(12,061), respectively, which consisted primarily of stock-based compensation expense related to stock options issued to the employees and recognized under GAAP.

Shipping and Handling Costs - Shipping and handling charges to customers are included in net revenues, and the associated costs incurred are recorded in cost of revenues.

Advertising Costs - Advertising costs are charged to operations when incurred.  We incurred $87,949 and $107,347 in advertising and promotion costs during the three month periods ended March 31, 2014 and 2013, respectively.

Net Income (Loss) Per Share - Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding. However, basic loss per share excludes anti-dilutive securities. Diluted earnings per share is computed based on the weighted average number of common shares outstanding, increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued, and reduced by the number of shares the Company could have repurchased from the proceeds from issuance of the potentially dilutive shares. Potentially dilutive shares of common stock include stock options and other stock-based awards granted under stock-based compensation plans and shares committed to be purchased under the employee stock purchase plan. As of March 31, 2014 there were 1,600,416 potentially dilutive shares.

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

OXYSURE® SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

NOTE 2 – NOTES PAYABLE

We have issued warrants for the purchase of shares of our restricted common stock in connection with raising equity and debt financing and for other professional services.  The fair value of warrants issued is determined in accordance with Codification topic 470-20.

Frisco Promissory Note  On March 22, 2011 we entered into an Amended and Restated Performance Agreement with the Frisco Economic Development Corporation (“FEDC”) pursuant to an economic incentive package. In terms of the Amended and Restated Performance Agreement, the FEDC provided us with economic assistance in the form of the renewal and extension a forgivable loan of $213,000 (the “Frisco Note”) together with performance credits over 5 years, commencing on March 22, 2011 and ending on the earlier to occur of: (i) the full payment of the economic incentives; or (ii) March 31, 2016.

The Frisco Note requires varying annual principal payments through December 2015. The Frisco Note is non-interest bearing; however, interest has been imputed at 12.34% per annum. On December 1, 2011 we received the first performance credit from the FEDC in the amount of $26,000 pursuant to the Amended and Restated Performance Agreement.  Effective December 1, 2012 we received the second performance credit from the FEDC in the amount of $39,000. As of March 31, 2014 no determination was made regarding the third performance credit. The unamortized discount at March 31, 2014 was $24,825, and the net amount of the Frisco Note as at March 31, 2014 was $123,175.

On March 14, 2014 we settled a dispute with JMJ Financial in terms of which we extinguished three notes with a principal value of $110,000 plus approximately $14,650 in accrued but unpaid interest for $125,000 in cash.

OXYSURE® SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

NOTE 3 - SHAREHOLDERS’ EQUITY

Preferred Shares Rights

We have 25,000,000 shares of preferred stock authorized, par value $0.0005 per share.

Series A Convertible Preferred Stock: As of December 31, 2013, the Company had authorized the issuance of 3,143,237 shares of preferred stock designated as Series A Convertible Preferred Stock (“Series A Preferred”). The original issue price of the Series A Preferred is $1.00 per share. There were 693,750 and 743,750 Series A Preferred shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively.

During the three months ended March 31, 2014 the Company did not issue any shares of the Series A Preferred, and 50,000 shares of the Series A Preferred have been converted into approximately 61,000 shares of our common stock in a cashless conversion at a conversion ratio of 1.22:1.

Series B Convertible Preferred Stock: On December 19, 2013, the Company’s Board of Directors authorized the issuance of 750 shares of preferred stock designated as Series B Convertible Preferred Stock (“Series B Preferred”). The original issue price of the Series B Preferred is $1,000 per share. There were 750 and 750 Series B Preferred shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively.

During the three months ended March 31, 2014 the Company did not issue any shares of the Series B Preferred and no shares of Series B Preferred were converted to common stock.

Common Stock

The Company has authorized 100,000,000 shares of $0.0004 par value common stock.

During the three months ended March 31, 2014 we issued 61,000 shares of common stock pursuant to the cashless conversion of 50,000 shares of Series A Preferred.

During the three months ended March 31, 2014 we issued 53,856 shares of common stock pursuant to the cashless, partial conversion of convertible notes payable and accrued interest, valued at $25,000.

As of March 31, 2014 we had approximately 25,969,163 shares of common stock issued and outstanding.

OXYSURE® SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

NOTE 4 - STOCK OPTIONS AND WARRANTS

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

Stock Options

The following table summarizes information about the number and weighted average of the options that were forfeited or expired under the Plan as at March 31, 2014:

	Employee		Non-Employee
		Weighted		Weighted
	Number	Average	Number	Average	Combined
	Of	Exercise	Of	Exercise	Total
Outstanding at December 31, 2013	1,552,991	$2.19	15,900	$2.50	1,568,891
Granted	-	$-	-	$-	-
Exercised	-	$-	-	$-	-
Forfeited/Cancelled	(176,003)	$0.71	(15,900)	$0.96	(191,903)
Outstanding at March 31, 2014	1,376,988	$0.39	-	$-	1,376,988

OXYSURE® SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

NOTE 4 - STOCK OPTIONS AND WARRANTS (CONTINUED)

We used the following assumptions to estimate the fair value of options granted under the Plan for the three months ended March 31, 2014 and 2013:

	Equity Incentive Plans for Quarter Ended March 31,
	2014	2013

Expected terms (in years)	5-10	5-10
Volatility (weighted ave.)	40.45%	40.45%
Risk-free interest rate (weighted ave.)	1.05%-1.74%	0.69%-0.80%
Expected dividend rate	0%	0%

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

Stock compensation cost, using the graded vesting attribute method in accordance with Codification topic 718, is recognized over the requisite service period, generally 5 years, during which each tranche of shares is earned (zero, one, two, three, and four years).  The value of each tranche is generally amortized on a straight-line basis.  For the three months ended March 31, 2014 and 2013, stock based compensation expense was approximately $17,588 and $(12,061), respectively, which consisted primarily of stock-based compensation expense related to stock options recognized under GAAP issued to employees.  For each of the three months ended March 31, 2014 and 2013, the number of options exercised was 0.

Compensation expense is recognized only for the portion of stock options that are expected to vest, assuming an expected forfeiture rate in determining stock-based compensation expense, which could affect the stock-based compensation expense recorded if there is a significant difference between actual and estimated forfeiture rates. As of March 31, 2014, total unrecognized compensation cost related to stock-based awards granted to employees and non-employee directors was $0.

OXYSURE® SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

NOTE 4 - STOCK OPTIONS AND WARRANTS (CONTINUED)

Warrants.

The following table summarizes our warrant activities for the three months ended March 31, 2014:

		Weighted
	Number	Average
	Of	Exercise
	Warrants	Price
Outstanding at December 31, 2013	2,967,009	$1.13

Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	(17,500)	$0.58
Outstanding at December 31, 2013	2,949,509	$1.13

NOTE 5 – RELATED PARTY TRANSACTIONS

A summary of the related party financings and notes as at March 31, 2014 is as follows:

Related party	Julian Ross (1)
Amount	$29,501
Stated interest rate	0%
Maturity	n/a

(1) Our CEO, Mr. Ross provides us shareholder cash advances and other consideration from time to time to fund working capital.

OXYSURE® SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

NOTE 6 – OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

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

NOTE 7 – SEGMENT INFORMATION

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

The following presents total revenue by geographic region for the three month periods ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014	2013
Product Revenue:
United States - product sales	$301,603	$115,420
ROW - product sales	37,126	-
ROW - license fees/service revenue	17,500	125,000
Totals	$356,229	$240,420

NOTE 8 – GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Historically we have been suffering from recurring loss from operations. We have an accumulated deficit of $15,663,968 and $15,287,647 at March 31, 2014 and December 31, 2013, respectively, and stockholders’ equity of $1,016,307 and $1,423,374 as of March 31, 2014 and December 31, 2013, respectively. We require substantial additional funds to manufacture and commercialize our products. Our management is actively seeking additional sources of equity and/or debt financing; however, there is no assurance that any additional funding will be available.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying March 31, 2014 balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, to maintain present financing, and to generate cash from future operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

NOTE 9 – RESTATEMENT OF PREVIOUSLY AUDITED FINANCIAL STATEMENTS

As a result of the preparation of the Company’s audited financial statements as at December 31, 2013 the Company determined that the accounting treatment for certain marketing, interest and general and administrative items required restatement. The Company understated the marketing expense associated with two marketing and investor relations services agreements by $49,000; other general and administrative expense by $20,323; and interest expense by $3,480.

As a result, the Company understated its net loss by $72,803 for the three months ended March 31, 2013.  In the restatement of the March 31, 2013 financial statements, the result from the changes was an increase in the net loss to $(242,152) and an increase to accumulated deficit and stockholders’ deficit of $72,803.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis summarizes the significant factors affecting our results of operations, financial conditions and liquidity position for the three months ended March 31, 2014 and 2013, and should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this report.

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

Highlights

Some of our key financial performance statistics for the three months ended March 31, 2014, as compared to the same metric for the three months ended March 31, 2013, include the following:

●	Total revenue increased by approximately 48% to $356,229 as compared to $240,420 for the prior period;

●	Net loss increased by approximately $134,168 to $376,320 or $(0.01) per share for the quarter as compared to a loss of $242,152 or $(0.01) per share during the prior period; and

●
Sales and marketing expense decreased 18% to $87,949 as compared to $107,347 for the prior period, offset by an increase in general and administrative expense which increased to $345,757 as compared to $256,617 for the prior period, and an increase in interest expense to $107,607 from $28,716 in the prior period;

Some of our key non-financial highlights and milestones achieved during the first quarter of 2014 include the following:

●	We received CE Marking approval of our flagship product, the OxySure Model 615, paving the way for the launching of the product into the thirty countries belonging to the European Economic Area (EEA);

●
We announced that we removed approximately $967,609 of claimed indebtedness from our balance sheet by converting notes and other indebtedness to restricted common stock at conversion prices ranging from $1.50 per share to $.76 per share.

●
We made significant progress in respect if the enhancement of Model 615 and replacement cartridges to for European markets and direct to consumer markets, by developing new molds and modifying existing molds; and

●	We made significant progress on our corporate development initiatives.

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

The OxySure Model 615 emergency oxygen device was cleared by the Food and Drug Administration (“FDA”) (510k, Class II) for over-the-counter purchase in December 2005. We believe it bridges the gap between the onset of a medical emergency and the time first responders arrive on the scene. We believe it allows a lay rescuer – a bystander or loved one – to administer medical oxygen during those first, critical minutes after an emergency occurs, improving medical outcomes and saving lives in the process. In March 2014 we also received CE Marking approval for Model 615, allowing us to begin commercializing it in the European Union.

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

	Three months ended March 31,
	2014	2013

Net income loss	$(376,320)	$(248,152)
Shares used in computing basic loss per share amounts (weighted ave.)	25,889,334	22,665,515
Shares used in computing diluted loss per share amounts (weighted ave.)	25,889,334	22,665,515
Net loss per share:
Basic and Diluted	$(0.01)	$(0.01)

Results for the Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013 (unaudited)

Revenues

We had $376,320 in revenues from operations for the three months ended March 31, 2014 as compared to revenues of $240,420 for the three months ended March 31, 2013.  The increase in revenues is primarily attributable to an increase in US product sales.

Expenses

Total expenses for the three months ended March 31, 2014 were $748,444, which amount includes $435,247 of operating expenses, $205,590 in cost of goods sold, and $107,607 in interest expense, as compared to total expenses for the three months ended March 31, 2013 of $482,572, which amount includes $400,675 of operating expenses, $53,181 in cost of goods sold, and $28,716 in interest expense. The increase in total selling, general and administrative expenses is primarily attributable to an increase in advertising and promotional expense, an increase in other general and administrative expense, and an increase in interest expense, offset by a decrease in research and development expense. The decrease in interest expense is primarily attributable to a decrease in interest expense related to convertible notes.

Research and Development

Research and development expenses of $1,541 and $36,711 were incurred in the three months periods ended March 31, 2014 and 2013, respectively.  The decrease in research and development expense is primarily attributable to a decrease in research and development expense associated with products for military markets.

Net Income (Loss)

Net loss for the three months ended March 31, 2014 was $ 376,320 basic and diluted net loss per share was $(0.01) as compared to a net loss for the three months ended March 31, 2013 of $242,152 and basic and diluted net loss per share of $(0.01). The increase in net loss during the period ended March 31, 2014 as compared to the three months ended March 31, 2013 is primarily due to the combined effect of an increase in revenues and a decrease in research and development expense, offset by a decrease in gross margins, an increase in interest expense, an increase in sales and marketing expense and an increase in other general and administrative expenses. The decrease in gross margins is primarily attributable to an increase in third party product sales as we took our molds offline for improvements and modifications.

Liquidity and Capital Resources

We had a cash balance of approximately $150,669 as of March 31, 2014, as compared to $657,673 as of December 31, 2013.  Our funds are kept in financial institutions located in the United States of America.

We had positive working capital of approximately $271,956 as of March 31, 2014 as compared to a working capital of $747,473 as of December 31, 2013.

We had total notes payable of $392,633 and $377,973 as of March 31, 2014 and December 31, 2013, respectively. The increase in Notes Payable was primarily due to an increase in accrued but unpaid interest and a decrease in debt discount, offset by two partial note conversions in the amount of $25,000, and a note extinguishment in the amount of $110,000.

We generally provide our customers with terms of up to 30 days on our accounts receivable.  In some cases we require prepayment, depending on history or credit review.  Further, we generally require pre-payment on orders shipped to international destinations.  Our accounts receivable, net of allowances, were $319,999 and $47,183 as at March 31, 2014 and December 31, 2013, respectively.

Since inception, we have been engaged primarily in product research and development, obtaining certain regulatory approvals, investigating markets for our products, developing manufacturing and supply chain partners, developing our production capability, and developing distribution, licensing and other channel relationships. In the course of funding research and development activities, we have sustained operating losses since inception and have an accumulated deficit of $15,663,968 at March 31, 2014.

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

During the remainder of 2014 and 2015, we will need additional capital to market and sell our products, and to further develop and enhance our current product offerings, introduce new products and address unanticipated competitive threats, technical problems, economic conditions or other requirements.  We estimate that we will require approximately $2.1 million over the next 12 months to remain viable.  There is no assurance that we will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.  However, there can be no assurance that any additional financing will be available to us.  Additional equity financing may involve substantial dilution to our then existing stockholders.  In the event we are unable to raise additional capital, we may be required to substantially reduce or curtail our activities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our President and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of period covered by this report.  Based upon such evaluation,  the President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

None.

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

DATED: May15, 2014	OXYSURE SYSTEMS, INC.

/s/ Julian T. Ross
BY: Julian T. Ross
ITS: President and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)