Form 10-Q
period 2014-06-30
OxySure Systems Inc
filed 2014-08-14
CIK 1413797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Our common stock is traded in the over-the-counter market and quoted on the OTCQB under the symbol “OXYS.”

The number of shares outstanding of the registrant’s class of $0.0004 par value common stock as of August 13, 2014 was 26,074,598

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

OXYSURE SYSTEMS INC.

CONDENSED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$21,981	$657,673
Accounts receivable, net	410,726	47,183
Inventories	285,862	287,666
License fee receivable	463,308	500,000
Prepaid expenses and other current assets	48,433	107,305
Total current assets	1,230,310	1,599,827

Property and equipment, net	131,113	70,249
Intangible assets, net	377,878	392,746
Other assets	285,895	289,532

TOTAL ASSETS	$2,025,196	$2,352,354

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$436,450	$147,719
Related party payable	24,501	118,627
Deferred revenue	—	2,976
Capital leases - current	308,121	309,129
Notes payable - current, net of discount	37,794	44,000
Convertible notes payable, net of discount	306,053	229,903
Total current liabilities	1,112,919	852,354

Long-term liabilities
Capital leases	554	554
Notes payable, net of discount	44,484	76,072
Total long-term liabilities	45,038	76,626

TOTAL LIABILITIES	1,157,957	928,980

COMMITMENTS AND CONTINGENCY (NOTE 9)

STOCKHOLDERS’ EQUITY

Preferred stock, par value $0.0005 per share; 25,000,000 shares authorized;
643,750 Series A convertible preferred shares issued and outstanding as of June 30, 2014 and 743,750 shares issued and outstanding as of December 31, 2013.	321	371
750 Series B convertible preferred shares issued and outstanding as of June 30, 2014 and 750 shares issued and outstanding as of December 31, 2013.	—	—

Common stock, par value $0.0004 per share; 100,000,000 shares authorized;
26,074,598 shares of voting common stock issued and outstanding as of June 30, 2014 and 25,854,307 shares issued and outstanding as of December 31, 2013.	10,432	10,343
Additional Paid-in Capital	16,839,961	16,700,307
Accumulated deficit	(15,983,475)	(15,287,647)

TOTAL STOCKHOLDERS’ EQUITY	867,239	1,423,374

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,025,196	$2,352,354

See accompanying notes to financial statements

OXYSURE SYSTEMS INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
		Restated		Restated
	Unaudited	Unaudited	Unaudited	Unaudited

Revenues, net	$678,111	$476,071	$1,034,340	$716,491
Cost of goods sold	264,856	152,472	470,446	205,653
Gross profit	413,255	323,599	563,894	510,838

Operating expenses
Research and development	$275,974	$183,447	$277,515	$220,158
Sales and marketing	154,044	133,730	241,993	241,077
Other general and administrative	259,230	230,651	604,987	487,268
Loss from operating expenses	(275,993)	(224,229)	(560,601)	(437,665)

Other income (expenses)
Other income	42,465	19,026	58,360	19,026
Interest expense	(85,980)	(26,734)	(193,587)	(55,450)
Total other expenses	(43,515)	(7,708)	(135,227)	(36,425)

Net loss	(319,508)	(231,937)	(695,828)	(474,090)

Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Weighted average common shares outstanding:
Basic and diluted	25,996,642	23,167,439	25,956,948	22,917,864

See accompanying notes to financial statements

OXYSURE SYSTEMS INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2014	2013
		Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(695,828)	$(474,090)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization expense	24,853	24,531
Amortization of debt discount, beneficial conversion features and warrant fair values	121,140	79,774
Expenses paid by related parties	4,374	-
Stock based compensation	17,588	-
Gain on extinguishment of debt	(42,525)	-
Stock issued for services	-	7,101
Changes in operating assets and liabilities:
Accounts receivable	(363,543)	(62,431)
Inventories	1,804	(67,178)
License fees receivable	36,692	-
Prepaid expenses and other current assets	62,509	51,202
Accounts payable and accrued liabilities	304,405	374,813
Deferred revenue	(2,976)	(237,500)

NET CASH USED IN OPERATING ACTIVITIES	(531,507)	(303,778)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(70,651)	(5,471)
Purchase of intangible assets	(198)	(3,961)

NET CASH USED IN INVESTING ACTIVITIES	(70,849)	(9,432)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	10,672	459,634
Cash received from related parties	9,800	92,261
Payments made to related parties	(108,300)	(145,750)
Cash received from convertible notes payable	247,500	-
Payments made on convertible notes payable	(192,000)	(9,134)
Payments on capital leases	(1,008)	(1,107)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(33,336)	395,904

Net change in cash and cash equivalents	(635,692)	82,694

Cash and cash equivalents, at beginning of period	657,673	13,513

Cash and cash equivalents, at end of period	$21,981	$96,207

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest		$12,583
Income taxes	$-	$-

Supplemental non-cash investing and financing activities:
Common stock issued in connection with research & development arrangements	-	5,547

See accompanying notes to financial statements

OXYSURE® SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2014

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

The accompanying Condensed Financial Statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and therefore do not contain all of the information and footnotes required by GAAP and the SEC for annual financial statements. The Company's Condensed Financial Statements reflect all adjustments (consisting of normal recurring adjustments) that management believes are necessary for the fair presentation of their financial position, results of operations, comprehensive loss and cash flows for the periods presented. The information at December 31, 2013 in the Company's Condensed Balance Sheet included in this quarterly report was derived from the audited Balance Sheet included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on April 14, 2013. Where applicable, the Company's 2013 Annual Report on Form 10-K is referred to in this quarterly report as the “2013 Annual Report.” This quarterly report should be read in conjunction with the 2013 Annual Report.

OXYSURE® SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Deferred Revenue and Income - We defer revenue and income when we invoice a customer or a customer makes a payment and the requirements of revenue recognition have not been met (i.e. persuasive evidence of an arrangement exists, shipment from a company warehouse has occurred, the price is fixed or determinable and collectability is reasonably assured). Deferred Revenue was $0 and $2,976 as at June 30, 2014 and December 31, 2013, respectively.

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

At June 30, 2014 inventories consisted of the following:

June 30, 2014
Parts inventory	$144,912
Work in process	78,315
Finished goods	$62,635
Total inventories	$285,862

OXYSURE® SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2014

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

Property and Equipment – Property and equipment are recorded at cost with depreciation and amortization provided over the shorter of the remaining lease term or the estimated useful life of the improvement ranging from three to seven years. Renewals and betterments that materially extend the life of an asset are capitalized. Expenditures for maintenance and repairs are charged to expense when incurred. Furniture and fixtures are depreciated over five years. Machinery and equipments are depreciated over five to seven years. Software is depreciated over three years.  Leasehold improvements are computed using the shorter of the estimated useful lives of the assets or the lease terms.  Depreciation expense was $5,155 and $4,671 for the three month periods ended June 30, 2014 and 2013, respectively.

Other Long-Lived Assets – We have two types of intangible assets – patents and trademarks. Intangible assets are carried at cost, net of accumulated amortization. Amortization expense for patents and trademarks was $7,558 and $7,489 for the three month periods ended June 30, 2014 and 2013, respectively.

Intangible assets with definite useful lives and other long-lived assets are tested for impairment if certain impairment indicators are identified.   Management evaluates the recoverability of its identifiable intangible assets in accordance with applicable accounting guidance, which requires the assessment of these assets for recoverability when events or circumstances indicate a potential impairment exists. If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Impairment charges for patents were $0 for each of the three month periods ended June 30, 2014 and 2013.

5-Year amortization expense for patents and trademarks is as follows:

Remainder of 2014	$15,116
2015	30,232
2016	30,232
2017	30,232
Thereafter	272,067
$377,878

OXYSURE® SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Other Assets– We record Other Assets net of accumulated amortization. Amortization expense for Other Assets was $10,051 and $26,274 for the three month periods ended June 30, 2014 and 2013, respectively.

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

Research and Development Costs – Costs associated with the development of our products are charged to expense as incurred.  $275,974 and $183,447 were incurred in the three month periods ended June 30, 2014 and 2013, respectively. We incurred $277,515 and $220,158 in research and development expense for the six months ended June 30, 2014 and 2013, respectively.

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

June 30, 2014

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

For the three month periods ended June 30, 2014 and 2013, stock based compensation expense was approximately $0 and $2,718, respectively, which consisted primarily of stock-based compensation expense related to stock options issued to the employees and recognized under GAAP. For the six month periods ended June 30, 2014 and 2013, stock based compensation expense was approximately $17,588 and $(9,343), respectively.

Shipping and Handling Costs - Shipping and handling charges to customers are included in net revenues, and the associated costs incurred are recorded in cost of revenues.

Advertising Costs - Advertising costs are charged to operations when incurred.  We incurred $154,044 and $133,730 in advertising and promotion costs during the three month periods ended June 30, 2014 and 2013, respectively. We incurred $277,515 and $220,158 in advertising and promotion costs during the six month periods ended June 30, 2014 and 2013, respectively.

Net Income (Loss) Per Share - Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding. However, basic loss per share excludes anti-dilutive securities. Diluted earnings per share is computed based on the weighted average number of common shares outstanding, increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued, and reduced by the number of shares the Company could have repurchased from the proceeds from issuance of the potentially dilutive shares. Potentially dilutive shares of common stock include stock options and other stock-based awards granted under stock-based compensation plans and shares committed to be purchased under the employee stock purchase plan. As of June 30, 2014 there were 2,268,100 potentially dilutive shares.

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

June 30, 2014

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

The Frisco Note requires varying annual principal payments through December 2015. The Frisco Note is non-interest bearing; however, interest has been imputed at 12.34% per annum. On December 1, 2011 we received the first performance credit from the FEDC in the amount of $26,000 pursuant to the Amended and Restated Performance Agreement.  Effective December 1, 2012 we received the second performance credit from the FEDC in the amount of $39,000. Effective June 1, 2014 we received the third performance credit from the FEDC in the amount of $44,000. The unamortized discount at June 30, 2014 was $21,722, and the net amount of the Frisco Note as at June 30, 2014 was $82,278.

During the three months ended June 30, 2014 we issued four convertible notes with a total principal value of $247,500 for $200,000 in cash. The notes contained original issuance discounts for a total of $47,500, and interest rates ranging from 8% to 12%. The maturity dates of the notes range from April 15, 2015 to June 27, 2015. The creditors have the option at any time to convert the principal and any accrued interest into common stock of the Company at a weighted average discount rate of approximately thirty seven percent off the market price of the Company’s common stock.

On June 3, 2014 we settled a dispute with LG Capital Funding in terms of which we extinguished a convertible note with a principal value of $57,500 plus approximately $6,799 in accrued but unpaid interest for $82,000 in cash.

OXYSURE® SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

NOTE 3 - SHAREHOLDERS’ EQUITY

Preferred Shares Rights

We have 25,000,000 shares of preferred stock authorized, par value $0.0005 per share.

Series A Convertible Preferred Stock: As of June 30, 2014 we had authorized 3,143,237 shares of preferred stock designated as Series A Convertible Preferred Stock (“Series A Preferred”). The original issue price of the Series A Preferred is $1.00 per share. There were 643,750 and 743,750 Series A Preferred shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively.

During the three months ended June 30, 2014 the Company did not issue any shares of the Series A Preferred, and 50,000 shares of the Series A Preferred have been converted into approximately 61,000 shares of our common stock in a cashless conversion at a conversion ratio of 1.22:1.

Series B Convertible Preferred Stock: On December 19, 2013, the Company’s Board of Directors authorized the issuance of 750 shares of preferred stock designated as Series B Convertible Preferred Stock (“Series B Preferred”). The original issue price of the Series B Preferred is $1,000 per share. There were 750 and 750 Series B Preferred shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively.

During the three months ended June 30, 2014 the Company did not issue any shares of the Series B Preferred and no shares of Series B Preferred were converted to common stock.

Common Stock

The Company has authorized 100,000,000 shares of $0.0004 par value common stock.

During the three and six months ended June 30, 2014 we issued 15,000 shares of common stock for $10,700 in cash.

During the three months ended June 30, 2014 we issued 61,000 shares of common stock pursuant to the cashless conversion of 50,000 shares of Series A Preferred. During the six months ended June 30, 2014 we issued 122,000 shares of common stock pursuant to the cashless conversion of 100,000 shares of Series A Preferred.

During the three months ended June 30, 2014 we issued 29,435 shares of common stock pursuant to the cashless, partial conversion of convertible notes payable and accrued interest, valued at $12,500. During the six months ended June 30, 2014 we issued 83,291 shares of common stock pursuant to the cashless, partial conversion of convertible notes payable and accrued interest, valued at $37,500.

As of June 30, 2014 we had approximately 26,074,598 shares of common stock issued and outstanding.

OXYSURE® SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2014

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

Stock Options

The following table summarizes information about the number and weighted average of the options that were forfeited or expired under the Plan as at June 30, 2014:

	Employee		Non-Employee
		Weighted		Weighted
	Number	Average	Number	Average	Combined
	Of	Exercise	Of	Exercise	Total
Outstanding at December 31, 2013	1,552,991	$2.19	15,900	$2.50	1,568,891
Granted	-	$-	-	$-	-
Exercised	-	$-	-	$-	-
Forfeited/Cancelled	(215,503)	$0.87	(15,900)	$0.96	(231,403)
Outstanding at June 30, 2014	1,337,488	$0.25	-	$-	1,337,488

OXYSURE® SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

NOTE 4 - STOCK OPTIONS AND WARRANTS (CONTINUED)

We used the following assumptions to estimate the fair value of options granted under the Plan for the three and six months ended June 30, 2014 and 2013:

	Equity Incentive Plans for the Three Months Ended June 30,		Equity Incentive Plans for the Six Months Ended June 30,
	2014	2013	2014	2013

Expected terms (in years)	5-10	5-10	5-10	5-10
Volatility (weighted ave.)	40.45%	40.45%	40.45%	40.45%
Risk-free interest rate (weighted ave.)	1.50% - 1.80%	.65% - 1.49%	1.44% - 1.80%	.65% - 1.05%
Expected dividend rate	0%	0%	0%	0%

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

Stock compensation cost, using the graded vesting attribute method in accordance with Codification topic 718, is recognized over the requisite service period, generally 5 years, during which each tranche of shares is earned (zero, one, two, three, and four years).  The value of each tranche is generally amortized on a straight-line basis.  For the three months ended June 30, 2014 and 2013, stock based compensation expense was approximately $0 and $2,718, respectively, which consisted primarily of stock-based compensation expense related to stock options recognized under GAAP issued to employees.  For each of the three months ended June 30, 2014 and 2013, the number of options exercised was 0.

Compensation expense is recognized only for the portion of stock options that are expected to vest, assuming an expected forfeiture rate in determining stock-based compensation expense, which could affect the stock-based compensation expense recorded if there is a significant difference between actual and estimated forfeiture rates. As of June 30, 2014, total unrecognized compensation cost related to stock-based awards granted to employees and non-employee directors was $0.

OXYSURE® SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

NOTE 4 - STOCK OPTIONS AND WARRANTS (CONTINUED)

Warrants.

The following table summarizes our warrant activities for the six months ended June 30, 2014:

		Weighted
	Number	Average
	Of	Exercise
	Warrants	Price
Outstanding at December 31, 2013	2,967,009	$1.13
Granted	25,000	$-
Exercised	-	$-
Forfeited/Cancelled	(328,700)	$0.06
Outstanding at June 30, 2014	2,663,309	$1.25

NOTE 5 – RELATED PARTY TRANSACTIONS

A summary of the related party financings and notes as at June 30, 2014 is as follows:

Related party	Julian Ross (1)
Amount	$24,651
Stated interest rate	0%
Maturity	n/a

(1) Our CEO, Mr. Ross provides us shareholder cash advances and other consideration from time to time to fund working capital.

OXYSURE® SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2014

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

The following presents total revenue by geographic region for the three and six month periods ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

United States - product sales	$677,508	$362,822	$979,110	$478,242
ROW - product sales	603	749	37,730	749
ROW - license fees/service revenue	—	$112,500	17,500	237,500

Totals	$678,111	$476,071	$1,034,340	$716,491

 NOTE 8 – GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Historically we have been suffering from recurring loss from operations. We have an accumulated deficit of $15,983,475 and $15,287,647 at June 30, 2014 and December 31, 2013, respectively, and stockholders’ equity of $867,239 and $1,423,374 as of June 30, 2014 and December 31, 2013, respectively. We require substantial additional funds to manufacture and commercialize our products. Our management is actively seeking additional sources of equity and/or debt financing; however, there is no assurance that any additional funding will be available.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying June 30, 2014 balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, to maintain present financing, and to generate cash from future operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis summarizes the significant factors affecting our results of operations, financial conditions and liquidity position for the three months ended June 30, 2014 and 2013, and should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this report.

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

Highlights

Some of our key financial performance statistics for the three months ended June 30, 2014, as compared to the same metric for the three and six months ended June 30, 2013, include the following:

●	Total revenue for the three months ended June 30, 2014 increased by approximately 42% to $678,112 as compared to $476,071 for the prior period; Total revenue for the six months ended June 30, 2014 increased by approximately 44% to $1,034,340 as compared to $716,491 for the prior period.

●	Net loss for the three months ended June 30, 2014 increased by approximately $87,570 to $319,507 or $(0.01) per share as compared to a loss of $231,937 or $(0.01) per share during the prior period; Net loss for the six months ended June 30, 2014 increased by approximately $221,738 to $695,828 or $(0.03) per share as compared to a loss of $474,090 or $(0.02) per share during the prior period.

●	Sales and marketing expense for the three months ended June 30, 2014 increased 15% to $154,044 as compared to $133,730 for the prior period; Sales and marketing expense for the six months ended June 30, 2014 increased .38% to $241,993 as compared to $241,077 for the prior period.

●	Research and development expense for the three months ended June 30, 2014 increased 50% to $275,974 as compared to $183,447 for the prior period; Research and development expense for the six months ended June 30, 2014 increased 26% to $277,515 as compared to $220,158 for the prior period.

●	Other general and administrative expense for the three months ended June 30, 2014 increased 12% to $259,230 as compared to $230,651 for the prior period; Other general and administrative expense for the six months ended June 30, 2014 increased 24% to $604,987 as compared to $487,268 for the prior period.

Some of our key non-financial highlights and milestones achieved during the second quarter of 2014 include the following:

●	We received CE Marking approval of our flagship product, the OxySure Model 615, paving the way for the launching of the product into the thirty countries belonging to the European Economic Area (EEA);

●	We announced a pilot program of a cloud based product tracking and incident reporting software system. The system, which also has a mobile application, is intended to allow the Company’s customers and distributors to track data associated with the OxySure Model 615 portable emergency oxygen device and the replacement cartridges for the device.

●	We announced that our products are now immediately available on mscdirect.com, to be followed by insertion in MSC Industrial’s “Big Book”; and

●	We announced that the first of two approvals was received from the Therapeutic Goods Administration ("TGA") in Australia. The TGA approved the OxySure Model 615 cartridge for commercialization in Australia as a medical device under Class IIa with effect from June 2, 2014.

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

Results for the Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013 (unaudited)

	Three Months Ended June 30,
	2014	2013

Net income (loss)	$(319,508)	$(231,937)
Shares used in computing basic and diluted loss per share amounts (weighted ave.)	25,996,642	23,167,439
Net loss per share: Basic and diluted	$(0.01)	$(0.01)

Revenues

We had $678,111 in revenues from operations for the three months ended June 30, 2014 as compared to revenues of $476,071 for the three months ended June 30, 2013. The increase in revenues is primarily attributable to an increase in US product sales.

Expenses

Total expenses for the three months ended June 30, 2014 were $1,040,084, which amount includes $ $689,248 of operating expenses, $264,856 in cost of goods sold, and $85,980 in interest expense, as compared to total expenses for the three months ended June 30, 2013 of $727,034, which amount includes $547,828 of operating expenses, $152,472 in cost of goods sold, and $26,734 in interest expense. The increase in total selling, general and administrative expenses is primarily attributable to an increase in advertising and promotional expense, an increase in other general and administrative expense, and an increase in interest expense.

Research and Development

Research and development expenses of $275,974 and $183,447 were incurred in the three months periods ended June 30, 2014 and 2013, respectively. The increase in research and development expense is primarily attributable to an increase in research and development expense associated with products related to military markets.

Net Income Loss

Net loss for the three months ended June 30, 2014 was $319,508 and basic and diluted net loss per share was $(0.01) as compared to a net loss for the three months ended June 30, 2013 of $231,937 and basic and diluted net loss per share of $(0.01). The increase in net loss during the period ended June 30, 2014 as compared to the three months ended June 30, 2013 is primarily due to the combined effect of an increase in revenues and an increase in gross margin, offset by an increase in interest expense, an increase in sales, marketing and administrative expense and an increase in research and development expense.

Results for the Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013 (unaudited)

	Six Months Ended June 30,
	2014	2013

Net income (loss)	$(695,828)	$(474,090)
Shares used in computing basic and diluted loss per share amounts (weighted ave.)	25,956,948	22,917,864
Net loss per share: Basic and diluted	$(0.03)	$(0.02)

Revenues

We had $1,034,340 in revenues from operations for the six months ended June 30, 2014 as compared to revenues of $716,491 for the six months ended June 30, 2013. The increase in revenues is primarily attributable to an increase in US product sales.

Expenses

Total expenses for the six months ended June 30, 2014 were $1,788,528, which amount includes $1,124,494 of operating expenses, $470,447 in cost of goods sold, and $193,587 in interest expense, as compared to total expenses for the six months ended June 30, 2013 of $1,209,606, which amount includes $908,543 of operating expenses, $205,653 in cost of goods sold, and $55,450 in interest expense. The increase in total selling, general and administrative expenses is primarily attributable to an increase in advertising and promotional expense, an increase in other general and administrative expense, and an increase in interest expense.

Research and Development

Research and development expenses of $277,515 and $220,158 were incurred in the six months periods ended June 30, 2014 and 2013, respectively. The increase in research and development expense is primarily attributable to an increase in research and development expense associated with products related to military markets.

Net Income (Loss)

Net loss for the six months ended June 30, 2014 was $695,828 and basic and diluted net loss per share was $(0.03) as compared to a net loss for the six months ended June 30, 2013 of $474,090 and basic and diluted net loss per share of $(0.02). The increase in net loss during the six month period ended June 30, 2014 as compared to the six months ended June 30, 2013 is primarily due to the combined effect of an increase in revenues and an increase in gross margin, offset by an increase in interest expense, an increase in sales, marketing and administrative expense and an increase in research and development expense.

Liquidity and Capital Resources

We had a cash balance of $21,981 as of June 30, 2014, as compared to $657,673 as of December 31, 2013. Our funds are kept in financial institutions located in the United States of America.

We had positive working capital of approximately $117,390 as of June 30, 2014 as compared to a working capital of $747,473 as of December 31, 2013.

We had total notes payable of $388,331 and $349,975 as of June 30, 2014 and December 31, 2013, respectively. The increase in Notes Payable was primarily due to an increase in convertible notes payable, offset by a decrease in notes payable due to an economic incentive received by the Company.

We generally provide our customers with terms of up to 30 days on our accounts receivable. In some cases we require prepayment, depending on history or credit review. Further, we generally require pre-payment on orders shipped to international destinations. Our accounts receivable, net of allowances, were $410,726 and $47,183 as at June 30, 2014 and December 31, 2013, respectively. The increase in accounts receivable was primarily due to increased sales levels and payment terms provided to qualified, repeat customers.

During the three months ended June 30, 2014 our cash decreased by approximately $128,688 or 85%. The decrease in cash was primarily attributable to the combined effect of investments in sales and market share acquisition, marketing and branding, in addition to expenditures on professional fees and legal expenses, and other operational expenses. We paid off $82,000 in debt, offset by cash inflow of $200,000 from new financings.

During the six months ended June 30, 2014 our cash decreased by approximately $635,692 or 97%. The decrease in cash was primarily attributable to the combined effect of debt extinguishment, as well as investments in: equipment; sales and market share acquisition, marketing and branding; auditing and accounting expenses; professional fees and legal expenses; research & development; and operational improvements.

Since inception, we have been engaged primarily in product research and development, obtaining certain regulatory approvals, investigating markets for our products, developing manufacturing and supply chain partners, developing our production capability, and developing distribution, licensing and other channel relationships. In the course of funding research and development activities, we have sustained operating losses since inception and have an accumulated deficit of $15,983,475 at June 30, 2014.

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

During the remainder of 2014 and 2015, we will need additional capital to market and sell our products, and to further develop and enhance our current product offerings, introduce new products and address unanticipated competitive threats, technical problems, economic conditions or other requirements. We estimate that we will require approximately $2.22 million over the next 12 months to remain viable. There is no assurance that we will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty. However, there can be no assurance that any additional financing will be available to us. Additional equity financing may involve substantial dilution to our then existing stockholders. In the event we are unable to raise additional capital, we may be required to substantially reduce or curtail our activities.

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

DATED: August 14, 2014	OXYSURE SYSTEMS, INC.

/s/ Julian T. Ross
BY: Julian T. Ross
ITS: President and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

