Form 10-Q
period 2014-09-30
OxySure Systems Inc
filed 2014-11-14
CIK 1413797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares outstanding of the registrant’s class of $0.0004 par value common stock as of November 13, 2014 was 26,889,517.

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

OXYSURE SYSTEMS INC.

BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	Unaudited

ASSETS
Current assets
Cash and cash equivalents	$8,654	$657,673
Accounts receivable, net	492,098	47,183
Inventories	299,284	287,666
License fee receivable	463,308	500,000
Prepaid expenses and other current assets	68,702	107,305
Total current assets	1,332,046	1,599,827

Property and equipment, net	128,061	70,249
Intangible assets, net	370,321	392,746
Other assets	266,066	289,532

TOTAL ASSETS	$2,096,494	$2,352,354

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$572,545	$147,719
Related party payable	17,501	118,627
Capital leases - current	27	309,129
Notes payable - current, net of discount	40,897	44,000
Convertible notes payable, net of discount	394,192	229,903
Deferred revenue	-	2,976
Total current liabilities	1,025,162	852,354

Long-term liabilities
Capital leases	$554	$554
Notes payable	44,484	76,072
Total long-term liabilities	45,038	76,627

TOTAL LIABILITIES	1,070,200	928,980

STOCKHOLDERS’ EQUITY

Preferred stock, par value $0.0005 per share; 25,000,000 shares authorized;
643,750 Series A convertible preferred shares issued and outstanding as of September 30, 2014 and 743,750 shares issued and outstanding as of December 31, 2013.	321	371
730 Series B convertible preferred shares issued and outstanding as of September 30, 2014 and 750 shares issued and outstanding as of December 31, 2013.	-	-
Common stock, par value $0.0004 per share; 100,000,000 shares authorized;
26,653,323 shares of voting common stock issued and outstanding as of September 30, 2014 and 25,854,307 shares issued and outstanding as of December 31, 2013.	10,664	10,343
Additional Paid-in Capital	17,461,133	16,700,307
Accumulated deficit	(16,445,824)	(15,287,647)

TOTAL STOCKHOLDERS’ EQUITY	1,026,294	1,423,374

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,096,494	$2,352,354

See accompanying notes to financial statements

OXYSURE SYSTEMS INC.

CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
	Unaudited	Unaudited	Unaudited	Unaudited

Revenues, net	$818,456	$545,820	$1,852,796	$1,262,311
Cost of goods sold	321,932	111,110	792,378	316,763
Gross profit	496,524	434,710	1,060,418	945,548

Operating expenses
Research and development	$155,869	$134,357	$433,384	$354,515
Sales and marketing	202,825	77,841	444,818	269,918
Other general and administrative	527,289	266,320	1,132,276	697,417
Total operating expenses	885,983	478,518	2,010,478	1,321,850

Loss from operations	$(389,459)	$(43,808)	$(950,060)	$(376,302)

Other income (expenses)
Other income	96,161	8,375	154,521	27,400
Interest expense	(169,051)	(47,180)	(362,638)	(95,669)
Total other income (expenses)	(72,890)	(38,805)	(208,117)	(68,270)

Net loss	(462,349)	(82,613)	(1,158,177)	(444,572)

Basic and diluted net loss per common share	$(0.02)	$(0.00)	$(0.04)	$(0.02)

Weighted average common shares outstanding:
Basic and diluted	26,120,974	24,076,789	26,042,971	23,308,417

See accompanying notes to financial statements

OXYSURE SYSTEMS INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended
	September 30,
	2014	2013
		Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,158,175)	$(474,089)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization expense	35,462	24,531
Amortization of debt discount, beneficial conversion features and warrant fair values	254,944	79,773
Expenses paid by related parties	4,374	-
Issuance of common stock options to employees as compensation	62,137	-
Gain on extinguishment of debt	(123,667)	-
Stock issued for services	-	7,101
Changes in operating assets and liabilities:
Accounts receivable	(444,915)	(62,431)
Inventories	(11,618)	(67,178)
License fees receivable	36,692	-
Prepaid expenses and other current assets	87,070	51,202
Accounts payable and accrued liabilities	476,772	374,813
Deferred revenue	(2,976)	(237,500)

NET CASH USED IN OPERATING ACTIVITIES	(783,900)	(303,778)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(70,651)	(5,471)
Purchase of intangible assets	(198)	(3,961)

NET CASH USED IN INVESTING ACTIVITIES	(70,849)	(9,432)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock subscribed and issued for cash	29,672	459,634
Cash received from related parties	9,800	92,261
Payments made to related parties	(115,300)	(145,750)
Cash received from convertible notes payable	475,000	(9,134)
Payments made on convertible notes payable	(192,000)	-
Payments on capital leases	(1,440)	(1,107)

NET CASH USED IN FINANCING ACTIVITIES	205,732	395,904

Net change in cash and cash equivalents	(649,019)	82,694

Cash and cash equivalents, at beginning of period	657,673	13,513

Cash and cash equivalents, at end of period	$8,656	$96,207

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$12,996	$10,817
Income taxes	$-	$-

Non Cash Investing and Financing Activities:
Common stock issued for prepaid services	25,000	-
Common stock issued upon conversion of convertible notes	188,358	-

OXYSURE® SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2014

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

The accompanying Condensed Financial Statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and therefore do not contain all of the information and footnotes required by GAAP and the SEC for annual financial statements. The Company's Condensed Financial Statements reflect all adjustments (consisting of normal recurring adjustments) that management believes are necessary for the fair presentation of their financial position, results of operations, comprehensive loss and cash flows for the periods presented. The information at December 31, 2013 in the Company's Condensed Balance Sheet included in this quarterly report was derived from the audited Balance Sheet included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on April 14, 2014. Where applicable, the Company's 2013 Annual Report on Form 10-K is referred to in this quarterly report as the “2013 Annual Report.” This quarterly report should be read in conjunction with the 2013 Annual Report.

OXYSURE® SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Deferred Revenue and Income - We defer revenue and income when we invoice a customer or a customer makes a payment and the requirements of revenue recognition have not been met (i.e. persuasive evidence of an arrangement exists, shipment from a company warehouse has occurred, the price is fixed or determinable and collectability is reasonably assured). Deferred Revenue was $0 and $2,976 as at September 30, 2014 and December 31, 2013, respectively.

Inventories – Our inventories consist of raw material and components for our portable oxygen systems as well as completed products and accessories.   Inventories are computed using the lower of cost or market, which approximates actual cost on a first-in first-out basis. Inventory components are parts, work-in-process and finished goods. Finished goods are reported as inventories until the point of title transfer to the customer.

At September 30, 2014 inventories consisted of the following:

September 30, 2014
Parts inventory	$151,716
Work in process	81,992
Finished goods	$65,576
Total inventories	$299,284

OXYSURE® SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2014

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

Property and Equipment – Property and equipment are recorded at cost with depreciation and amortization provided over the shorter of the remaining lease term or the estimated useful life of the improvement ranging from three to seven years. Renewals and betterments that materially extend the life of an asset are capitalized. Expenditures for maintenance and repairs are charged to expense when incurred. Furniture and fixtures are depreciated over five years. Machinery and equipments are depreciated over five to seven years. Software is depreciated over three years.  Leasehold improvements are computed using the shorter of the estimated useful lives of the assets or the lease terms.  Depreciation expense was $3,052 and $26,450 for the three month periods ended September 30, 2014 and 2013, respectively. Depreciation expense was $12,838 and $14,147 for the nine month periods ended September 30, 2014 and 2013, respectively

Other Long-Lived Assets – We have two types of intangible assets – patents and trademarks. Intangible assets are carried at cost, net of accumulated amortization. Amortization expense for patents and trademarks was $7,557 and $7,508 for the three month periods ended September 30, 2014 and 2013, respectively. Amortization expense for patents and trademarks was $22,623 and $22,487 for the nine month periods ended September 30, 2014 and 2013, respectively.

Intangible assets with definite useful lives and other long-lived assets are tested for impairment if certain impairment indicators are identified.   Management evaluates the recoverability of its identifiable intangible assets in accordance with applicable accounting guidance, which requires the assessment of these assets for recoverability when events or circumstances indicate a potential impairment exists. If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Impairment charges for patents were $0 for each of the three month periods ended September 30, 2014 and 2013.

5-Year amortization expense for patents and trademarks is as follows:

Remainder of 2014	$7,558
2015	30,133
2016	30,034
2017	30,034
Thereafter	272,563
$370,321

OXYSURE® SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Other Assets– We record Other Assets net of accumulated amortization. Amortization expense for Other Assets was $9,654 and $25,601 for the three month periods ended September 30, 2014 and 2013, respectively. Amortization expense for Other Assets was $47,216 and $76,803 for the nine month periods ended September 30, 2014 and 2013, respectively.

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

Research and Development Costs – Costs associated with the development of our products are charged to expense as incurred.  $155,869 and $134,357 were incurred in the three month periods ended September 30, 2014 and 2013, respectively. We incurred $433,384 and $354,515 in research and development expense for the nine months ended September 30, 2014 and 2013, respectively.

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

September 30, 2014

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

For the three month periods ended September 30, 2014 and 2013, stock based compensation expense was approximately $42,437 and $31,930, respectively, which consisted primarily of stock-based compensation expense related to stock options issued to the employees and recognized under GAAP. For the nine month periods ended September 30, 2014 and 2013, stock based compensation expense was approximately $60,025 and $22,587, respectively.

Shipping and Handling Costs - Shipping and handling charges to customers are included in net revenues, and the associated costs incurred are recorded in cost of revenues.

Advertising Costs - Advertising costs are charged to operations when incurred.  We incurred $202,825 and $74,741 in advertising and promotion costs during the three month periods ended September 30, 2014 and 2013, respectively. We incurred $444,818 and $315,818 in advertising and promotion costs during the nine month periods ended September 30, 2014 and 2013, respectively.

Net Loss Per Share - Basic loss per share is computed based on the weighted average number of common shares outstanding. However, basic loss per share excludes anti-dilutive securities. Diluted earnings per share is computed based on the weighted average number of common shares outstanding, increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued, and reduced by the number of shares the Company could have repurchased from the proceeds from issuance of the potentially dilutive shares. Potentially dilutive shares of common stock include stock options and other stock-based awards granted under stock-based compensation plans and shares committed to be purchased under the employee stock purchase plan. As of September 30, 2014 there were 4,837,904 potentially dilutive shares.

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

September 30, 2014

(Unaudited)

NOTE 2 – NOTES PAYABLE

We have issued warrants for the purchase of shares of our restricted common stock in connection with raising equity and debt financing and for other professional services.  The fair value of warrants issued is determined in accordance with Codification topic 470-20.

Frisco Promissory Note – During the nine months ended September 30, 2014 we received a performance credit from the Frisco Economic Development Corporation (“FEDC”) in the amount of $44,000. The unamortized discount at September 30, 2014 was $18,619, and the net amount of the Frisco Note as at September 30, 2014 was $85,381.

During the nine months ended September 30, 2014 we issued eight convertible notes with a total principal value of $475,000 for $412,500 in cash. The notes contained original issuance discounts for a total of $62,500, and interest rates of 12%. The maturity dates of the notes range from January 28, 2015 to September 10, 2015. The creditors have the option at any time to convert the principal and any accrued interest into common stock of the Company at a an average discount rate of approximately thirty eight percent off the market price of the Company’s common stock. During the nine months ended September 30, 2014 we paid two notes with principal values totaling $167,500 for $207,000 in cash and the two notes were extinguished in their entirety pursuant to these transactions. During the nine months ended September 30, 2014 we exchanged a lease with an outstanding amount of $307,662 for a convertible note with a principal value of $150,000 and 75,000 shares of our common stock. The lease was extinguished in its entirety pursuant to the exchange transaction.

OXYSURE® SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

NOTE 3 - SHAREHOLDERS’ EQUITY

Preferred Shares Rights

We have 25,000,000 shares of preferred stock authorized, par value $0.0005 per share.

Series A Convertible Preferred Stock: As of September 30, 2014 we had authorized 3,143,237 shares of preferred stock designated as Series A Convertible Preferred Stock (“Series A Preferred”). The original issue price of the Series A Preferred is $1.00 per share. There were 643,750 and 743,750 Series A Preferred shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively.

During the three months ended September 30, 2014 the Company did not issue any shares of the Series B Preferred and we issued 36,364 shares of our common stock pursuant to the cashless conversion of 20 shares of Series B Preferred.

Series B Convertible Preferred Stock: On December 19, 2013, the Company’s Board of Directors authorized the issuance of 750 shares of preferred stock designated as Series B Convertible Preferred Stock (“Series B Preferred”). The original issue price of the Series B Preferred is $1,000 per share. There were 730 and 750 Series B Preferred shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively.

During the three months ended September 30, 2014 the Company did not issue any shares of the Series B Preferred and we issued 36,364 shares of our common stock pursuant to the cashless conversion of 20 shares of Series B Preferred.

Common Stock

The Company has authorized 100,000,000 shares of $0.0004 par value common stock.

During the three months ended September 30, 2014 we issued 26,580 shares of common stock for $19,000 in cash. During the nine months ended September 30, 2014 we issued 41,580 shares of common stock for $29,700 in cash.

During the three months ended September 30, 2014 none of the shares of Series A Preferred was converted into common stock. During the nine months ended September 30, 2014 we issued 122,000 shares of common stock pursuant to the cashless conversion of 100,000 shares of Series A Preferred.

During the three months ended September 30, 2014 we issued 360,781 shares of common stock pursuant to cashless conversions of convertible notes payable and accrued interest, valued at $150,858. During the nine months ended September 30, 2014 we issued 444,072 shares of common stock pursuant to cashless conversions of convertible notes payable and accrued interest, valued at $188,358.

As of September 30, 2014 we had approximately 26,653,323 shares of common stock issued and outstanding.

OXYSURE® SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2014

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

Stock Options

The following table summarizes information about the number and weighted average of the options that were forfeited or expired under the Plan as at September 30, 2014:

	Employee		Non-Employee
		Weighted		Weighted
	Number	Average	Number	Average	Combined
	Of	Exercise	Of	Exercise	Total
Outstanding at December 31, 2013	1,552,991	$2.19	15,900	$2.50	1,568,891
Granted	330,000	$0.46	-	$-	330,000
Exercised	-	$-	-	$-	-
Forfeited/Cancelled	(215,503)	$0.87	(15,900)	$0.96	(231,403)
Outstanding at September 30, 2014	1,667,488	$0.30	-	$-	1,667,488

We used the following assumptions to estimate the fair value of options granted under the Plan for the three and nine months ended September 30, 2014 and 2013:

	Equity Incentive Plans for the Three Months Ended September 30,		Equity Incentive Plans for the Nine Months Ended September 30,
	2014	2013	2014	2013

Expected terms (in years)	5-10	5-10	5-10	5-10
Volatility (weighted ave.)	40.45%	40.45%	40.45%	40.45%
Risk-free interest rate (weighted ave.)	1.66% - 1.70%	1.60%	1.63% - 1.71%	1.02%
Expected dividend rate	0%	0%	0%	0%

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

OXYSURE® SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

NOTE 4 - STOCK OPTIONS AND WARRANTS (CONTINUED)

Stock compensation cost, using the graded vesting attribute method in accordance with Codification topic 718, is recognized over the requisite service period, generally 5 years, during which each tranche of shares is earned (zero, one, two, three, and four years).  The value of each tranche is generally amortized on a straight-line basis.  For the three months ended September 30, 2014 and 2013, stock based compensation expense was approximately $42,437 and $31,930, respectively, which consisted primarily of stock-based compensation expense related to stock options recognized under GAAP issued to employees.  For the nine months ended September 30, 2014 and 2013, stock based compensation expense was approximately $60,025 and $22,587, respectively. For each of the three months ended September 30, 2014 and 2013, the number of options exercised was 0, and for each of the nine months ended September 30, 2014 and 2013, the number of options exercised was also 0.

Compensation expense is recognized only for the portion of stock options that are expected to vest, assuming an expected forfeiture rate in determining stock-based compensation expense, which could affect the stock-based compensation expense recorded if there is a significant difference between actual and estimated forfeiture rates. As of September 30, 2014, total unrecognized compensation cost related to stock-based awards granted to employees and non-employee directors was $77,227 to be recognized over a weighted average period of 17.02 months.

Warrants.

The following table summarizes our warrant activities for the nine months ended September 30, 2014:

		Weighted
	Number	Average
	Of	Exercise
	Warrants	Price
Outstanding at December 31, 2013	2,967,009	$1.13
Granted	415,850	$1.40
Exercised	-	$-
Forfeited/Cancelled	(368,700)	$0.10
Outstanding at September 30, 2014	3,014,159	$1.27

NOTE 5 – RELATED PARTY TRANSACTIONS

A summary of the related party financings and notes as at September 30, 2014 is as follows:

Related party	Julian Ross (1)
Amount	$17,500
Stated interest rate	0%
Maturity	n/a

(1) Our CEO, Mr. Ross provides us shareholder cash advances and other consideration from time to time to fund working capital.

OXYSURE® SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2014

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

The following presents total revenue by geographic region for the three and nine month periods ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

United States - product sales	$814,619	$284,540	$1,793,729	$762,782
ROW - product sales	3,837	2,530	41,567	3,279
ROW - license fees/service revenue	-	$258,750	17,500	496,250

Totals	$818,456	$545,820	$1,852,796	$1,262,311

NOTE 8 – GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Historically we have been suffering from recurring loss from operations. We have an accumulated deficit of $16,445,824 and $15,287,647 at September 30, 2014 and December 31, 2013, respectively, and stockholders’ equity of $1,026,293 and $1,423,374 as of September 30, 2014 and December 31, 2013, respectively. We require substantial additional funds to manufacture and commercialize our products. Our management is actively seeking additional sources of equity and/or debt financing; however, there is no assurance that any additional funding will be available.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying September 30, 2014 balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, to maintain present financing, and to generate cash from future operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

NOTE 9 – SUBSEQUENT EVENTS

On October 21, 2014 we entered into an Agreement and Plan of Merger (the “Merger Agreement”) to merge with Estill Medical Technologies, Inc. (“Estill”), a Texas based medical device company. Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger, in exchange for 100% of the stock of Estill the shareholders of Estill will collectively have the right to receive 12,516,334 shares (the “Merger Shares”) of our common stock and warrants to purchase an additional 2,500,000 shares of our common stock at an exercise price of $1.20 per share. There is also a promote provision more fully described and disclosed in the current filing on form 8K and the Merger Agreement, which we filed with the Securities and Exchange Commission on October 24, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis summarizes the significant factors affecting our results of operations, financial conditions and liquidity position for the three months ended September 30, 2014 and 2013, and should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this report.

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

Highlights

Some of our key financial performance statistics for the three and nine months ended September 30, 2014, as compared to the same metric for the three and nine months ended September 30, 2013, include the following:

●	Total revenue for the three months ended September 30, 2014 increased by approximately 50% to $818,456 as compared to $545,820 for the prior period; Total revenue for the nine months ended September 30, 2014 increased by approximately 47% to $1,852,796 as compared to $1,262,311 for the prior period.

●	Net loss for the three months ended September 30, 2014 increased to $(462,349) or $(0.02) per share as compared to a loss of $82,613 or $(0.00) per share during the prior period; Net loss for the nine months ended September 30, 2014 increased to $(1,158,177) or $(0.04) per share as compared to a loss of $444,572 or $(0.02) per share during the prior period.

●	Sales and marketing expense for the three months ended September 30, 2014 increased 161% to $202,825 as compared to $77,841 for the prior period; Sales and marketing expense for the nine months ended September 30, 2014 increased 65% to $444,818 as compared to $269,918 for the prior period.

●	Research and development expense for the three months ended September 30, 2014 increased 16% to $155,869 as compared to $134,357 for the prior period; Research and development expense for the nine months ended September 30, 2014 increased 22% to $433,384 as compared to $354,515 for the prior period.

●	Other general and administrative expense for the three months ended September 30, 2014 increased 98% to $527,289 as compared to $266,320 for the prior period; Other general and administrative expense for the nine months ended September 30, 2014 increased 62% to $1,132,276 as compared to $697,417 for the prior period.

Some of our key highlights and milestones achieved during the third quarter of 2014 include the following:

●	We signed a $2.4 million exclusive contract with medical device company to be our agent and distributor in the Kingdom of Saudi Arabia. The contract requires a minimum purchase of 18,000 units of our portable emergency oxygen system (Model 615) and replacement cartridges over three years to maintain exclusivity.

●	We were selected by the United States Patent and Trademark Office (USPTO) to exhibit our OxySure Model 615 portable emergency oxygen system and other technologies at the USPTO’s Innovation Expo held at The Smithsonian. The expo was held on Saturday and Sunday, November 1-2, 2014 at the National Air and Space Museum at the National Mall in Washington, D.C.; and

●	We appointed Clark E. Hood, a 16 year veteran in the AED and resuscitation industry as Vice President of Worldwide Resuscitation Sales.

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

Results for the Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013 (unaudited)

	Three Months Ended September 30,
	2014	2013

Net loss	$(462,349)	$(82,613)
Shares used in computing basic and diluted loss per share amounts (weighted ave.)	26,120,974	24,076,789
Net loss per share: Basic and diluted	$(0.02)	$(0.00)

Revenues

We had $818,456 in revenues from operations for the three months ended September 30, 2014 as compared to revenues of $545,820 for the three months ended September 30, 2013. The increase in revenues is primarily attributable to an increase in sales related to military markets.

Expenses

Total expenses for the three months ended September 30, 2014 were $1,376,966, which amount includes $885,983 of operating expenses, $321,932 in cost of goods sold, and $169,051 in interest expense, as compared to total expenses for the three months ended September 30, 2013 of $636,808, which amount includes $478,518 of operating expenses, $111,110 in cost of goods sold, and $47,180 in interest expense. The increase in total selling, general and administrative expenses is primarily attributable to an increase in advertising and promotional expense, an increase in other general and administrative expense, and an increase in interest expense.

Research and Development

Research and development expenses of $155,869 and $134,357 were incurred in the three months periods ended September 30, 2014 and 2013, respectively. The increase in research and development expense is primarily attributable to an increase in research and development expense associated with products related to military markets.

Net Income Loss

Net loss for the three months ended September 30, 2014 was $462,349 and basic and diluted net loss per share was $(0.02) as compared to a net loss for the three months ended September 30, 2013 of $82,613 and basic and diluted net loss per share of $(0.00). The increase in net loss during the period ended September 30, 2014 as compared to the three months ended September 30, 2013 is primarily due to the combined effect of an increase in revenues, offset by a decrease in gross margin, an increase in interest expense, an increase in sales, marketing and administrative expense and an increase in research and development expense.

Results for the Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013 (unaudited)

	Nine Months Ended September 30,
	2014	2013

Net loss	$(1,158,177)	$(444,572)
Shares used in computing basic and diluted loss per share amounts (weighted ave.)	26,042,971	23,308,417
Net loss per share: Basic and diluted	$(0.04)	$(0.02)

Revenues

We had $1,852,796 in revenues from operations for the nine months ended September 30, 2014 as compared to revenues of $1,262,311 for the nine months ended September 30, 2013. The increase in revenues is primarily attributable to an increase in US product sales and products related to military markets.

Expenses

Total expenses for the nine months ended September 30, 2014 were $3,165,494, which amount includes $2,010,478 of operating expenses, $792,378 in cost of goods sold, and $362,638 in interest expense, as compared to total expenses for the nine months ended September 30, 2013 of $1,734,282, which amount includes $1,321,850 of operating expenses, $316,763 in cost of goods sold, and $95,669 in interest expense. The increase in total selling, general and administrative expenses is primarily attributable to an increase in advertising and promotional expense, an increase in other general and administrative expense, and an increase in research and development expense.

Research and Development

Research and development expenses of $433,384 and $354,515 were incurred in the nine months periods ended September 30, 2014 and 2013, respectively. The increase in research and development expense is primarily attributable to an increase in research and development expense associated with products related to military markets.

Net Loss

Net loss for the nine months ended September 30, 2014 was $1,158,177 and basic and diluted net loss per share was $(0.04) as compared to a net loss for the nine months ended September 30, 2013 of $444,572 and basic and diluted net loss per share of $(0.02). The increase in net loss during the nine month period ended September 30, 2014 as compared to the nine months ended September 30, 2013 is primarily due to the combined effect of an increase in revenues, offset by a decrease in gross margin, an increase in interest expense, an increase in sales, marketing and administrative expense and an increase in research and development expense.

Liquidity and Capital Resources

We had a cash balance of $8,654 as of September 30, 2014, as compared to $657,673 as of December 31, 2013. Our funds are kept in financial institutions located in the United States of America.

We had positive working capital of approximately $306,884 as of September 30, 2014 as compared to a working capital of $747,473 as of December 31, 2013.

We had total notes payable of $479,573 and $349,975 as of September 30, 2014 and December 31, 2013, respectively. The increase in Notes Payable was primarily due to an increase in convertible notes payable, offset by a decrease in notes payable due to an economic incentive received by the Company.

We generally provide our customers with terms of up to 30 days on our accounts receivable. In some cases we require prepayment, depending on history or credit review. Further, we generally require pre-payment on orders shipped to international destinations. Our accounts receivable, net of allowances, were $492,098 and $47,183 as at September 30, 2014 and December 31, 2013, respectively. The increase in accounts receivable was primarily due to increased sales levels and payment terms provided to qualified, repeat customers.

During the nine months ended September 30, 2014 our cash decreased by approximately $649,019 or 99%. The decrease in cash was primarily attributable to the combined effect of debt extinguishment, as well as investments in: equipment; sales and market share acquisition, marketing and branding; auditing and accounting expenses; professional fees and legal expenses; research & development; and operational improvements. We paid off $472,662 in debt and leases, offset by cash inflow of $654,700 from new financings.

Since inception, we have been engaged primarily in product research and development, obtaining certain regulatory approvals, investigating markets for our products, developing manufacturing and supply chain partners, developing our production capability, and developing distribution, licensing and other channel relationships. In the course of funding research and development activities, we have sustained operating losses since inception and have an accumulated deficit of $16,445,824 at September 30, 2014.

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

During the remainder of 2014 and 2015, we will need additional capital to market and sell our products, and to further develop and enhance our current product offerings, introduce new products and address unanticipated competitive threats, technical problems, economic conditions or other requirements. We estimate that we will require approximately $2.52 million over the next 12 months to remain viable. There is no assurance that we will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty. However, there can be no assurance that any additional financing will be available to us. Additional equity financing may involve substantial dilution to our then existing stockholders. In the event we are unable to raise additional capital, we may be required to substantially reduce or curtail our activities.

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

DATED: November 14, 2014	OXYSURE SYSTEMS, INC.

/s/ Julian T. Ross
BY: Julian T. Ross
ITS: President and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

