Form 10-K
period 2014-12-31
OxySure Systems Inc
filed 2015-03-31
CIK 1413797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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

The aggregate market value of the voting common equity held by non-affiliates was $4,383,261, based on the closing price of such common equity as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of the registrant’s class of $0.0004 par value common stock as of March 27, 2015 was 29,573,414.

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

We launched Model 615 initially into the K-12 education markets in the United States, followed by commercial markets. We also sell complimentary products and solutions with Model 615, including replacement cartridges for Model 615, display wall boxes, oxygen wall signage, resuscitation bags, pulse oximeters, thermal bags for Model 615 and AEDs. We have also recently diversified our offerings to include solutions for military use.

We were founded by our current Chairman, Chief Executive Officer, President, and Chief Financial Officer, Julian T. Ross, who conducted or managed all of the related research and development, a function Mr. Ross continues to oversee.  In early 2004, Mr. Ross moved his research and development efforts into the North Texas Enterprise Center for Medical Technology (“NTEC”).  NTEC is a Frisco, Texas based medical technology accelerator, and we were selected as an NTEC program company in early 2004, and we were the first program company to graduate from the accelerator program in November 2005.  In December 2005, we received Food and Drug Administration (“FDA”) clearance for Model 615 (510(K), Class II).  The approval number for our FDA clearance is K052396, and Model 615 is cleared for over the counter sale, without the need for a prescription. In February 2014 we received CE Marking approval for the OxySure portable emergency oxygen generator.

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

Brand Awareness

We currently only sell Model 615 and certain other products under the OxySure name and we intend to aggressively promote our self-branded products, marketed under the brand-name OxySure, with a goal of becoming a recognized brand name in the United States, which we expect will assist us in growing our business over the course of the next few years.  We plan to develop and commercialize additional products targeted at various vertical markets under the OxySure brand name, and we believe that in time our consumer oxygen products will develop a solid reputation and an established a brand name in the U.S.

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

(1) Registration Number 3346008 entitled “Oxysure Emergency Oxygen”*

(2) Registration Number 3330496 entitled “Oxysure”*

(3) Registration Number 3528998 entitled “Oxysure Pure Oxygen”

(4) Registration Number 3514251 entitled “Technology at Work Saving Lives”

* Our former attorney of record with the United States Patent and Trademark Office has allowed these to lapse and we intend to revive them.

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

Expand Sales Network and Distribution Channels

We intend to expand our sales network in America and develop relationships with a broader set of wholesalers, distributors and resellers, all in order to expand the market availability of our products in the United States.  We believe there exists vast opportunities to expand market presence.  We believe that these relationships will allow us to diversify our customer base and significantly increase the availability and exposure of our products.

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

Our primary current suppliers and the products they supply to us are listed below:

Name of Supplier	Products Supplied
AAA Aircare Systems	Air purification products
Activar Construction Products Group	Display systems
AMS Filling Systems, Inc.	Filling equipment
Branson Ultrasonics Corporation	Ultrasonic welding equipment
Brenntag Southwest, Inc.	Chemical supplies
Cardiac Science	AED equipment and supplies
Colder Products	Fitments and connectors
D.B. Roberts Company	Hardware parts
Dymax Corporation	Adhesive products, systems and supplies
HeartSafe America	Medical safety equipment
Heartsine	AED equipment and supplies
Newcomb Spring	Springs
Marking Systems, Inc.	Labeling and related supplies
McMaster-Carr	Hardware parts
Packaging Technologies, Inc.	Sealing Equipment and supplies
Pfaltz & Bauer	Chemical supplies
Polo Custom Products	Carrying bags
Polymer Technology Corporation	Injection molding services
PressCut Industries	Fabrication Materials
R.S. Hughes Company, Inc.	Sealing supplies
Sigma Aldrich	Chemical & lab Supplies
Sunbelt Plastics Tooling	Injection molding services
LTI Atlanta	Filter materials
S. Wickstrom Manufacturing	Injection molding services

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

Production Operations

Our production operations involve the assembly of parts and components and the final assembly of all parts and sub-assemblies that comprise our products.  Many of the parts and components are manufactured by third party manufacturers.  Currently, our production operations are conducted in Frisco, Texas, in a 16,200 square-foot facility, which houses a production and warehousing area of approximately 10,000 square feet.  We use automated machinery to process key aspects of the production process to ensure high uniformity and precision, while leaving the other aspects of the production process to manual labor.  Some of the production is very labor intensive, thus, putting constraints and limitations in our production process.  The current constraints could be eliminated if we automate some or all of the production.  We intend to seek greater production capacity, production efficiencies and lower production costs in the future.  In doing so, we may elect to invest further in our production process, or we may elect to outsource some or all of our production processes as demand for our products grow.  If we invest further in our production processes, our goal would be to further streamline our production process and continue investing in our production infrastructure, which will allow us to further increase our production capacity, helping us to control the per unit cost of our products.  We do not currently have any material contracts with third party manufacturers or sub-contractors for the supply of parts, raw materials or components that require forecasting or minimum order quantities.

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

Research and Development

To enhance our product quality, reduce cost, and keep pace with technological advances and evolving market trends, we plan to continue to engage in research and development, as budgets allow.  We spent $583,435 and $356,015 on research and development in 2014 and 2013, respectively.  Our research and development effort is focused on enhancing our technology by improving the performance of our current products and developing new products, in addition to developing related and alternative technologies.  We have made investments of capital and time to develop technology engines, intellectual property and industry expertise in technologies that we believe provide us with a competitive advantage in the markets where we compete.  Our technologies are based on complex formulas which require extensive amounts of data and expertise.  We plan to continue to invest in technologies to maintain our market position and to develop new applications and products.

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

The MDR regulations require that we report to the FDA any incident in which our product may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury.  We have not filed any MDR reports to the FDA for Model 615 since we started selling the product. However, two MDRs were filed by a third party.

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

We were incorporated on January 15, 2004 and we do not have a long operating history or realized any substantial revenues.  We do not have any sufficient operating history upon which an evaluation of our future success or failure can be made.  Our accumulated deficit from inception through December 31, 2014 was $18,041,208.

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

We expect to raise additional capital during 2015, but we do not have any firm commitments for additional funding.  If we are unsuccessful in raising additional capital, or the terms of raising such capital are unacceptable, we may suffer liquidity issues that may have a material adverse impact on our ability to continue operations or we may have to modify our business plan and/or significantly curtail our planned activities and other operations.

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

As a medical device, our product is highly regulated.  We anticipate that most of the international markets we expect to operate in will require some sort of regulatory approval.  There can be no assurance that we will be able to obtain the regulatory approvals we will need to operate in our intended international markets. If we do pursue such regulatory approvals, it may take a long time to obtain. Further, we are generally reliant on third parties to pursue and obtain regulatory approvals in international markets, including our distribution partners in those markets. There can be no assurance that these partners will pursue these approvals timeously, if at all. Our South African distributor has not obtained approval from the South African Medicines Control Council for the marketing and sale of Model 615 in South Africa. Our Australian distributor has not obtained approval from the Australian Therapeutics Goods Administration for the marketing and sale of Model 615 in Australia.

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

Our common stock ownership is concentrated.  Through his ownership of shares of our common stock, our founder and President, Julian T. Ross beneficially owns approximately 52.18% of our total outstanding shares of common stock.  This amount includes common stock held by JTR Investments, Limited, and by The Ross Family Trust u/t/a dated December 1999.  As a result of the concentrated ownership of the stock, Mr. Ross will be able to control all matters requiring stockholder approval, including the election of directors and approval of mergers and other significant corporate transactions.  This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company.  It could also deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and it may affect the share price of our common stock.

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

Lease Year	Base Rent per Square Foot of Rentable Area (per year)	Annual Base Rent	Monthly Base Rent
2015	$12.00	$194,400	$16,200
2016	$13.00	$210,600	$17,550
2017	$13.00	$210,600	$17,550

ITEM 3—LEGAL PROCEEDINGS

The Company is subject to litigation in the normal course of business, none of which management believes will have a material adverse effect on the Company’s financial statements.

On or about December 13 of 2013, Wall Street Buy Sell Hold, Inc., (“WSBSH”) filed a lawsuit against the Company in the New York Supreme Court, Nassau County. The suit seeks damages in the form of money, stock and warrants for breach of a marketing agreement entered into on October 22, 2012 and another entered into on March 11, 2013. We have answered the complaint and filed a counterclaim against WSBSH seeking the return of all moneys and shares we paid or transferred to WSBSH, as well as punitive damages for fraud. We have entered the discovery phase in this matter. Management believes the WSBSH claims have no merit, and we intend to vigorously defend our interests in this matter.

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

For the year ended December 31, 2014

	High	Low

Fourth quarter	$1.40	$0.45
Third quarter	$0.90	$0.66
Second quarter	$0.90	$0.58
First quarter	$0.78	$0.51

For the year ended December 31, 2013

	High	Low

Fourth quarter	$0.84	$0.61
Third quarter	$0.85	$0.60
Second quarter	$0.90	$0.52
First quarter	$1.10	$0.35

As of March 27, 2015, there were approximately 76 holders of record of our common stock, 17 holders of record of our Series A convertible preferred stock, and 2 holders of record of our Series B convertible preferred stock. In addition, we believe that a significant number of beneficial owners of our common stock hold their shares in nominee or in “street name” accounts through brokers.  On March 27, 2015, the last sale price reported on the OTCQB for our common stock was $.79.

Dividend Policy

Since inception of OxySure, no dividends have been paid on our common stock. We intend to retain any earnings for use in our business activities, so it is not expected that any dividends on our common stock will be declared and paid in the foreseeable future.

Repurchases of Common Stock

None.

Unregistered Sales of Equity Securities

During the year ended December 31, 2014:

(1)	We issued 183,000 shares of common stock pursuant to the cashless conversion of 150,000 shares of Series A Preferred.
(2)	We issued 525 shares of Series B Preferred and warrants for $525,000 in cash.
(3)	We issued 236,364 shares of common stock pursuant to the cashless conversion of 130 shares of Series B Preferred.
(4)	We issued 41,580 shares of common stock for $29,700 in cash.
(5)	We issued 1,529,734 shares of common stock upon the cashless conversion of convertible notes valued at $625,913.
(6)	We issued 436,945 shares of common stock upon conversion of options and warrants valued at $4,370.
(7)	We issued 81,500 shares of common stock for services valued at $64,875.
(8)	We issued 75,000 shares of common stock valued at $66,750 in connection with a lease extinguishment.

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

Results of operations - Comparison of the years ended December 31, 2014 and 2013

The following table sets forth our condensed statement of operations data and presentation of that data as amount of change from period-to-period.

	For the year ended December 31,		Increase/	%Increase/
	2014	2013	(Decrease)	(Decrease)

Revenues, net	$2,437,402	$1,800,327	$637,075	35%
Cost of goods sold	1,419,047	592,986	$826,061	139%
Gross profit	1,018,355	1,207,341	(188,986)	-16%
Operating expenses
Selling, general and administrative	3,053,146	1,695,639	1,357,507	80%
Loss from operating expenses	(2,034,791)	(488,298)	(1,546,493)	317%

Other income (expenses)
Other income (expense)	188,843	25,825	(163,018)	631%
Interest expense	(907,612)	(249,979)	(657,633)	263%
Total other income (expenses)	(718,768)	(224,154)	(494,614)	220%

Net loss	$(2,753,560)	$(712,452)	(2,041,107)	286.5%

Revenue

We generate revenue primarily through the sale of Model 615 and related accessories and complimentary products through distribution and teaming partners and dealers.  Revenue and percentage changes for the years ended December 31, 2014 and 2013, respectively, are as follows:

	For the year ended December 31,		Increase/	%Increase/
	2014	2013	(Decrease)	(Decrease)

Revenues, net	$2,437,402	$1,800,327	$637,075	35%

Revenues increased by approximately 35% during the twelve months ended December 31, 2014 as compared to the twelve months ended December 31, 2013. The increase was primarily due to an increase in revenues from product sales in the United States, and an increase in revenues from military sales in connection with teaming agreements.

Gross Profit

Gross profit as a percent of revenue was 42% and 67% for the years ended December 31, 2014 and 2013, respectively. This decrease was primarily due to the effect of $500,000 in revenue during 2013 with zero associated cost of goods sold.

Marketing and Sales Expenses

Marketing and sales expenses consisted primarily of personnel-related costs, including sales commissions, and the costs of marketing programs aimed at increasing revenue, such as advertising, trade shows, public relations, investor relations and other market development and investor awareness programs. Marketing and sales expenses and percentage changes for the years ended December 31, 2014 and 2013, respectively, are as follows:

	For the year ended December 31,		Increase/	%Increase/
	2014	2013	(Decrease)	(Decrease)

Marketing and sales expenses	$718,705	$353,156	$365,549	104%

The increase in marketing and sales expenses for the twelve months ended December 31, 2014 was primarily as a result of an increase in expenses associated with marketing and awareness building of our products, marketing expenses associated with military sales in connection with a teaming agreement and investor relations expenses.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for executive, administrative and production personnel, including stock-based compensation. Other general and administrative expenses include facility costs, legal and accounting services, other professional services, and consulting fees. General and administrative expenses and percentage changes for the years ended December 31, 2014 and 2013, respectively, are as follows:

	For the year ended December 31,		Increase/	%Increase/
	2014	2013	(Decrease)	(Decrease)

General and administrative expense	$1,751,006	$986,468	$764,538	78%

The increase in general and administrative expenses for the twelve months ended December 31, 2014 was primarily as a result of an increase in employee stock option expense, an increase in salaries and wages, and an increase in professional fees. Professional fees increased primarily due to legal and accounting fees related to an acquisition transaction we pursued during the second half of 2014 but did not consummate.

Research and Development Expense

Costs associated with research and development increased to $583,435 from $356,015 in the years ended December 31, 2014 and 2013, respectively, primarily due to an increase in costs associated with products for the military in conjunction with a teaming partner.

Interest expense

Total interest expense increased to approximately $907,612 in the twelve months ended December 31, 2014, as compared to $249,979 in the twelve months ended December 31, 2013, primarily as a result of the amortization of debt discount and beneficial conversion features. We recorded approximately $747,612 in non-cash interest related to debt discount amortization during the twelve months ended December 31, 2014, as compared to $207,239 during the twelve months ended December 31, 2013.

Other income and expense

During the twelve months ended December 31, 2014, other income increased to approximately $188,843 from $25,825 during the twelve months ended December 31, 2013. This increase was primarily due to the receipt of an economic incentive in the amount of $44,000 from the Frisco Economic Development Corporation, and a gain of $90,912 recognized during the settlement of the Vencore lease.

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

Liquidity, capital resources and plan of operation

We have incurred losses since our inception and as of December 31, 2014 we had an accumulated deficit of $18,041,208 and a surplus in stockholders equity of approximately $1,074,787. We expect to continue to incur losses until we generate sufficient revenue to offset our expenses, and we anticipate that we will continue to incur net losses for the foreseeable future. We expect to incur increased expenses related to our anticipated growth, as well as the development and commercialization of other product candidates and, as a result, we will need to generate significant net product sales, royalty and other revenues to achieve profitability.

Liquidity

Since inception, we have been engaged primarily in technology and product research and development, investigating markets for our products, developing manufacturing and supply chain partners, developing our production capability, and developing distribution, licensing and other channel relationships.  In the course of funding these activities, we have sustained operating losses since inception and have an accumulated deficit of $18,041,208 at December 31, 2014.  We have financed our operations since inception through the issuance of debt and equity securities and loans and advances from stockholders and related parties. We had $1,893,146 and $1,599,827 of total current assets as of December 31, 2014 and 2013, respectively. We had we had a positive working capital of $418,734 as of December 31, 2014, as compared to a positive working capital of $747,473 as of December 31, 2013. We had a cash balance of $647,093 as of December 31, 2014, as compared to $657,673 as of December 31, 2013.  Our funds are kept in financial institutions located in the United States of America.

We generally provide our customers with terms of up to 30 days on our accounts receivable.  In some cases we require prepayment, depending on history or credit review.  Further, we generally require pre-payment on orders shipped to international destinations.  Our accounts receivable, net of allowances for sales returns and allowance for doubtful accounts, were $369,575 and $47,183 as at December 31, 2014 and December 31, 2013, respectively.

We had total notes payable of $723,323 and $349,975 as of December 31, 2014 and December 31, 2013, respectively.  The increase in total notes payable was primarily due to an increase in current notes payable, from $273,903 at December 31, 2013 to $678,839 at December 31, 2014. These increases are primarily due to an increase in new convertible notes issued for cash.

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

The Frisco Note requires varying annual principal payments through December 2015. The Frisco Note is non-interest bearing; however, interest has been imputed at 12.34% per annum.  The unamortized discount at December 31, 2014 was $15,516, and the net amount of the Frisco Note as at December 31, 2014 was $88,484.

Future principal payments of the Frisco Note payable are as follows:

2015	104,000
$104,000

During 2014, we will need additional capital to market and sell our products, and to further develop and enhance our current product offerings, introduce new products and address unanticipated competitive threats, technical problems, economic conditions or other requirements.  We estimate that we will require approximately $2.8 million over the next 12 months to remain viable.  There is no assurance that we will be successful in raising this additional capital or in achieving profitable operations.  Additional equity financing may involve substantial dilution to our then existing stockholders.  In the event we are unable to raise additional capital, we may be required to substantially reduce or curtail our activities.

In estimating the needed amount, the following assumptions were made:

●	There are no deferments of accounts payable or exchange of rent expense for equity; and
●	There are no refinancings of our debt obligations.

The following table sets out the major components of our estimates of cash needs over the next 12 months to remain viable, subject to the above assumptions:

Accounts Payable & Accrued Expenses	$558,338
Capital leases - current	149
Notes payable- current	678,839

Subtotal	$1,237,326

Rent expense	194,400
Insurance & taxes	38,000
Regulatory compliance costs	100,000
Salaries & wages	1,000,000
Inventory	125,000
General corporate expenses	125,000

Subtotal	$1,582,400

Total estimate	$2,819,726

Our business is relatively new, and we are not aware of any material trends that are at least likely to impact our financial condition, liquidity and results of operation.

Going Concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  We have been suffering from recurring losses from operations. Our total notes payable has increased to $723,323 at December 31, 2014 from $349,975 at December 31, 2013. Our current notes payable has also increased to $678,839 at December 31, 2014 from $273,903 at December 31, 2013. Our long term notes payable decreased from $76,072 for December 31, 2013 to $44,484 at December 31, 2014.

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow from operations to meet our obligations on a timely basis and/or obtain financing as may be required.  For the years ended December 31, 2014 and 2013 we have incurred net losses from operations of $1,099,349 and $860,791, respectively. As of December 31, 2014 and 2013, we have accumulated stockholders’ deficits of $18,041,208 and $15,287,647, respectively, since inception.  We had a working capital surplus of $418,734 as of December 31, 2014 and a working capital surplus of $747,473 as of December 31, 2013. While our revenues have increased significantly from 2013 to 2014, we are still in the early stages of the commercialization or our primary product, and we currently operate in a single industry segment.  These factors raise significant doubt about our ability to continue as a going concern.

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

We have a series of plans to mitigate the going concern:

1.	Management is seeking additional sources of equity and/or debt financing on terms that are reasonable for us; however, there is no assurance that any such additional funding will be available.

2.	We anticipate that sales during 2014 and 2015 from existing markets will grow, and we believe that we will be able to generate sales from new markets. Existing markets include education customers such as schools, school districts and colleges, and commercial customers such as manufacturing facilities, churches and other commercial venues. New markets will include, but not be limited to, government customers and new international territories and markets.

3.	We plan to increase our market penetration through the addition of new distributors, both the US and outside the US during 2014 and beyond. We also plan to increase the number direct sales territory managers we will appoint in the U.S. to sell our products.

4.	We plan to continue to diversify our product range through the addition of complementary products and solutions. Some of these products will be sourced from third party manufacturers and suppliers.

5.	We may seek or consider strategic business combinations with other companies to complement our resources and create synergies.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	For the year ended December 31,
	2014	2013
Net cash used in operating activities	$(1,099,349)	$(860,791)
Net cash used in investing activities	(68,278)	(16,367)
Net cash provided by financing activities	$1,157,047	$1,521,318

Net cash used in operating activities.  Net cash used in operating activities was $(1,099,349) and $(897,841) for the years ended December 31, 2014 and 2013, respectively. The increase in cash used for operating activities was due primarily to an increase in our costs incurred in connection with an acquisition that we did not consummate, the increase in personnel costs, and an increase in accounts receivable which was offset by an increase in accounts payable.

Net cash used in investing activities. Net cash used in investing activities was $(68,278) and $(16,367) for the years ended December 31, 2014 and 2013, respectively. The increase in cash used for investing activities was due primarily to an increase in cash used to acquire machinery and equipment.

Net cash provided by financing activities. Net cash provided by financing activities was $1,157,047 and $1,521,318 for the years ended December 31, 2014 and 2013, respectively. The decrease in net cash provided by financing activities was due primarily to a decrease in cash received in connection with the issuance of common stock and Series B Preferred, offset by an increase in cash received from convertible notes.

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

Critical Accounting Policies and Estimates

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

Deferred Revenue and Income - We defer revenue and income when we invoice a customer or a customer makes a payment and the requirements of revenue recognition have not been met (i.e. persuasive evidence of an arrangement exists, shipment from a company warehouse has occurred, the price is fixed or determinable and collectability is reasonably assured). Deferred Revenue was and $0 and $2,976 for the years ended December 31, 2014 and 2013 respectively.

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

Allowance for Doubtful Accounts - We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make payments.  We periodically review these allowances, including an analysis of the customers’ payment history and information regarding the customers’ creditworthiness.  Actual write-offs have not been materially different from the estimated allowance. We recorded bad debt expense of $2,443 and $23,194 for the years ended December 31, 2014 and 2013, respectively.

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

The expected term is based on the observed and expected time to exercise and post-vesting cancellations of options by employees.  Upon the adoption of the accounting guidance, we continued to use historical volatility in deriving the expected volatility assumption as allowed under GAAP because we believe that future volatility over the expected term of the stock options is not likely to differ materially from the past. The risk-free interest rate assumption is based on 5-year U.S Treasury zero-coupon rates appropriate for the expected term of the stock options. The expected dividend assumption is based on the history and expectation of dividend payouts.  The fair values generated by the Black-Scholes model may not be indicative of the actual fair values of the equity awards, as we do not consider other factors important to those awards to employees, such as continued employment, periodic vesting requirements and limited transferability.  The amount of stock based compensation expenses is net of an estimated forfeiture rate, which is also based on historical data. For the years ended December 31, 2014 and 2013, stock based compensation expense was approximately $136,944 and $61,480 respectively, which consisted primarily of stock-based compensation expense related to stock options recognized under GAAP issued to the employees.

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees. In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services to be provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined. We recognize this expense over the period in which the services are provided. For the years ended December 31, 2014 and 2013, stock based compensation expense was approximately $0 in each year, which consisted primarily of stock-based compensation expense related to stock options and warrants recognized under GAAP issued to consultants and other non-employees.

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

On or about December 13 of 2013, Wall Street Buy Sell Hold, Inc., (“WSBSH”) filed a lawsuit against the us in the New York Supreme Court, Nassau County. The suit seeks damages in the form of money, stock and warrants for breach of a marketing agreement entered into on October 22, 2012 and another entered into on March 11, 2013. We have answered the complaint and filed a counterclaim against WSBSH seeking the return of all moneys and shares we paid or transferred to WSBSH, as well as punitive damages for fraud. We believe the WSBSH claims have no merit.

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

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OXYSURE SYSTEMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and shareholders

OxySure Systems, Inc.

We have audited the accompanying balance sheets of OxySure Systems, Inc. (the Company) as of December 31, 2014 and 2013 and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of OxySure Systems, Inc. as of December 31, 2014 and 2013, and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had accumulated losses of $18,041,208 as of December 31, 2014 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

March 31, 2015

OXYSURE SYSTEMS INC.
BALANCE SHEETS

	December 31,
	2014	2013

ASSETS
Current assets
Cash and cash equivalents	$647,093	$657,673
Accounts receivable, net	369,575	47,183
Inventories	277,346	287,666
License fee receivable	463,308	500,000
Prepaid expenses and other current assets	53,588	107,305
Total current assets	1,810,910	1,599,827

Property and equipment, net	91,537	70,249
Intangible assets, net	362,764	392,746
Other assets, net	246,237	289,532

TOTAL ASSETS	$2,511,448	$2,352,354

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$558,338	$147,719
Related party payable	154,850	118,627
Deferred revenue	-	2,976
Capital leases - current	149	309,129
Notes payable - current, net of discount	40,897	44,000
Convertible notes payable, net of discount	606,932	229,903
Derivative liability	31,010	-
Total current liabilities	1,392,176	852,354

Long-term liabilities
Capital leases	-	554
Notes payable, net of discount	44,484	76,072
Total long-term liabilities	44,484	76,626

TOTAL LIABILITIES	1,436,660	928,980

COMMITMENTS AND CONTINGENCY (NOTE 9)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.0005 per share; 25,000,000 shares authorized;
593,750 Series A convertible preferred shares issued and outstanding as of December 31, 2014 and 743,750 shares issued and outstanding as of December 31, 2013.	296	371
1,145 Series B convertible preferred shares issued and outstanding as of December 31, 2014 and 750 shares issued and outstanding as of December 31, 2013.	-	-
Common stock, par value $0.0004 per share; 100,000,000 shares authorized;
28,438,631 shares of voting common stock issued and outstanding as of December 31, 2014 and 25,854,307 shares issued and outstanding as of December 31, 2013	11,377	10,343
Additional Paid-in Capital	19,104,322	16,700,307
Accumulated deficit	(18,041,208)	(15,287,647)

TOTAL STOCKHOLDERS’ EQUITY	1,074,788	1,423,374

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,511,448	$2,352,354

See accompanying notes to financial statements

OXYSURE SYSTEMS INC.
STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2014	2013

Revenues, net	$2,437,402	$1,800,327
Cost of goods sold	1,419,047	592,986
Gross profit	1,018,355	1,207,341

Operating expenses
Research and development	583,435	356,015
Sales and marketing	718,705	353,156
Other general and administrative	1,751,006	986,468
Loss from operations	(2,034,791)	(488,298)

Other income (expenses)
Other income (expense)	188,843	25,825
Interest expense	(907,612)	(249,979)
Total other income (expenses)	(718,769)	(224,154)

Net loss	$(2,753,560)	$(712,452)

Basic net income (loss) per common share	$(0.10)	$(0.03)
Diluted net income (loss) per common share	$(0.10)	$(0.03)

Weighted average common shares outstanding:
Basic	26,367,254	23,754,402
Diluted	26,367,254	23,754,402

See accompanying notes to financial statements

OXYSURE SYSTEMS, INC.

STATEMENT OF STOCKHOLDERS' EQUITY

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Convertible Preferred		Convertible Preferred				Additional		Total
	Stock Series A		Stock Series B		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance as of December 31, 2012	818,750	409	-	-	22,548,678	9,020	13,649,431	(14,575,195)	(916,335)

Common stock issued upon conversion of Series A convertible preferred stock	(75,000)	(38)	-	-	91,500	37	1	-	-
Series B preferred stock and warrants issued for cash	-	-	750	-	-	-	750,000	-	750,000
Common stock issued for cash and warrants	-	-	-	-	435,000	174	216,626	-	216,800
Common stock issued for cash	-	-	-	-	670,947	268	347,096	-	347,364
Common stock issued upon conversion of convertible notes	-	-	-	-	482,934	193	462,255	-	462,448
Common stock issued for exercising options and warrants	-	-	-	-	438,888	176	4,212	-	4,388
Common stock issued for services	-	-	-	-	322,000	129	257,708	-	257,837
Common stock issued for conversion of rent	-	-	-	-	644,347	258	423,155	-	423,413
Common stock issued for prepaid rent	-	-	-	-	220,013	88	162,722	-	162,810
Stock based compensation expense	-	-	-	-	-	-	61,480	-	61,480
Beneficial conversion feature	-	-	-	-	-	-	317,609	-	317,609
Deferred loan costs	-	-	-	-	-	-	48,012	-	48,012
Net Loss for year ending December 31, 2013	-	-	-	-	-	-	-	(712,452)	(712,452)
Balance as of December 31, 2013	743,750	371	750	-	25,854,307	10,343	16,700,307	(15,287,647)	1,423,374

Common stock issued upon conversion of convertible preferred stock	(150,000)	(75)	-	-	183,000	73	2	-	-
Common stock issued upon conversion of Series B preferred stock	-	-	(130)	(0)	236,364	95	(95)	-	-
Series B preferred and warrants issued for cash	-	-	525	0	-	-	525,000	-	525,000
Common stock issued for cash	-	-	-	-	41,580	17	29,683	-	29,700
Common stock issued upon conversion of convertible notes	-	-	-	-	1,529,734	612	625,301	-	625,913
Common stock issued for exercising options and warrants	-	-	-	-	436,945	175	4,195	-	4,370
Common stock issued for services	-	-	-	-	80,000	32	64,842	-	64,874
Common stock issued for conversion of rent	-	-	-	-	-	-	-	-	-
Common stock issued in connection of lease extinguishment	-	-	-	-	75,000	30	66,720	-	66,750
Stock based compensation expense	-	-	-	-	-	-	136,944	-	136,944
Beneficial conversion feature	-	-	-	-	-	-	951,423	-	951,423
Net loss for the period ended December 31, 2014	-	-	-	-	-	-	-	(2,753,560)	(2,753,560)
Balance as of December 31, 2014	593,750	296	1,145	-	28,436,930	11,377	19,104,322	(18,041,208)	1,074,788

See accompanying notes to financial statements

OXYSURE SYSTEMS INC.
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,753,560)	$(712,452)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization expense	42,151	53,159
Amortization of debt discount and beneficial conversion features	747,612	207,239
Gain on forgiveness of debt	14,466	-
Gain on settlement of debt	(90,912)	-
Derivative liability fair value adjustment	3,001	-
Expenses paid by related parties	4,374	37,335
Expenses paid by third party	150,000	-
Stock based compensation	136,944	61,480
Common stock issued for services	64,873	126,756
Changes in operating assets and liabilities:
Accounts receivable	(322,392)	(28,697)
Inventories	10,320	(66,321)
License fees receivable	36,692	(500,000)
Other assets	125,531	106,148
Accounts payable and accrued liabilities	763,046	(72,601)
Prepaid expense	(28,519)	-
Deferred revenue	(2,976)	(72,837)

NET CASH USED IN OPERATING ACTIVITIES	(1,099,349)	(860,791)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(68,080)	(12,105)
Purchase of intangible assets	(198)	(4,262)

NET CASH USED IN INVESTING ACTIVITIES	(68,278)	(16,367)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	29,701	347,364
Series B preferred stock issued for cash and warrants	525,000	750,000
Common stock issued for cash and warrants	-	216,800
Cash received from related parties	9,800	42,470
Payments made to related parties	(227,951)	(268,950)
Payments made on notes payable	-	-
Cash received from convertible notes payable	1,168,200	431,500
Payments made on convertible notes payable	(200,201)	-
Payments on capital leases	(151,872)	(2,254)
Exercising of warrants	4,370	4,388

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,157,047	1,521,318

Net change in cash and cash equivalents	(10,580)	644,160

Cash and cash equivalents, at beginning of period	657,673	13,513

Cash and cash equivalents, at end of period	$647,093	$657,673

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$18,792
Income taxes	$-	$-

Supplemental non-cash investing and financing activities:
Initial value of derivative	$28,009	$-
Capitalization of deferred loan costs	-	48,012
Common stock issued for services and rent extension	-	179,710
Common stock issued for capitalized website development costs	-	114,180
Common stock issued in connection with lease extinguishment	66,750	-
Cashless exercise of warrants for forgiveness of debt	-	14,700
Conversion of convertible notes payable	625,913	447,748
Beneficial conversion feature	951,423	317,609
Conversion of Series A preferred stock to common stock	74	38
Conversion of accrued rent to common stock	-	423,413

See accompanying notes to financial statements

OXYSURE SYSTEMS, INC.

NOTES TO AUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

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

We launched our first product utilizing this technology – a portable emergency oxygen system for lay person use, called the OxySure Model 615. On December 9, 2005, we received approval from the Food and Drug Administration (510K, Class II) for Model 615. The approval number for our FDA clearance is K052396, and Model 615 is cleared for over the counter sale, without the need for a prescription. In February 2014 we received CE Marking approval for the OxySure portable emergency oxygen generator.

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

Basis of Presentation - Management acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that (1) recorded transactions are valid; (2) all valid transactions are recorded; and (3) transactions are recorded in the period in a timely manner to produce financial statements which present fairly the financial condition of the Company.

OXYSURE SYSTEMS, INC.

NOTES TO AUDITED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2014 AND 2013

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

Deferred Revenue and Income - We defer revenue and income when we invoice a customer or a customer makes a payment and the requirements of revenue recognition have not been met (i.e. persuasive evidence of an arrangement exists, shipment from a company warehouse has occurred, the price is fixed or determinable and collectability is reasonably assured). Deferred Revenue was and $0 and $2,976 for the years ended December 31, 2014 and 2013 respectively.

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

At December 31, 2014 and December 31, 2013 inventories consisted of the following:

	December 31,
	2014	2013
Raw materials	$133,477	$145,827
Work in process	41,114	78,809
Finished goods	102,755	63,030

	$277,346	$287,666

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

DECEMBER 31, 2014 AND 2013

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

Property and Equipment – Property and equipment are recorded at cost with depreciation and amortization provided over the shorter of the remaining lease term or the estimated useful life of the improvement ranging from three to seven years. Renewals and betterments that materially extend the life of an asset are capitalized. Expenditures for maintenance and repairs are charged to expense when incurred. Furniture and fixtures are depreciated over five years. Machinery and equipments are depreciated over five to seven years. Software is depreciated over three years.  Leasehold improvements are computed using the shorter of the estimated useful lives of the assets or the lease terms.  Depreciation expense was $11,970 and $23,165 for the years ended December 31, 2014 and 2013, respectively.

Property and equipment consist of the following:

	December 31,
	2014	2013

Leasehold Improvements	547,856	547,856
Machinery and equipment on capital leases	919,736	919,736
Property, plant and equipment	237,484	196,051
Furniture and fixtures	34,821	16,254
Computers and software	55,368	47,288

	1,795,265	1,727,185

Less: accumulated depreciation	(1,703,727)	(1,656,936)

	91,537	70,249

Other Long-Lived Assets – We have two types of intangible assets – patents and trademarks. Intangible assets are carried at cost, net of accumulated amortization.

OXYSURE SYSTEMS, INC.

NOTES TO AUDITED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2014 AND 2013

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Amortization expense for patents and trademarks was $30,180 and $29,995 for the years ended December 31, 2014 and 2013, respectively.

Intangible assets with definite useful lives and other long-lived assets are tested for impairment if certain impairment indicators are identified.  Management evaluates the recoverability of its identifiable intangible assets in accordance with applicable accounting guidance, which requires the assessment of these assets for recoverability when events or circumstances indicate a potential impairment exists. Certain events and circumstances we considered in determining whether the carrying value of identifiable intangible assets may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; and changes in its business strategy.  In determining if impairment exists, we estimate the undiscounted cash flows to be generated from the use and ultimate disposition of these assets.  If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Impairment charges for patents were $0 for each of the years ended December 31, 2014 and 2013.

Other Assets – We record Other Assets net of accumulated amortization. Amortization expense for Other Assets was $92,612 and $102,404 for the years ended December 31, 2014 and 2013, respectively.

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

Allowance for Doubtful Accounts - We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make payments.  We periodically review these allowances, including an analysis of the customers’ payment history and information regarding the customers’ creditworthiness.  Actual write-offs have not been materially different from the estimated allowance. We recorded bad debt expense of $2,443 and $23,194 for the years ended December 31, 2014 and 2013, respectively.

Research and Development Costs – Costs associated with the development of our products are charged to expense as incurred.  $583,435 and $356,015 were incurred in the years ended December 31, 2014 and 2013, respectively.

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

OXYSURE SYSTEMS, INC.

NOTES TO AUDITED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2014 AND 2013

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

The expected term is based on the observed and expected time to exercise and post-vesting cancellations of options by employees.  Upon the adoption of the accounting guidance, we continued to use historical volatility in deriving the expected volatility assumption as allowed under GAAP because we believe that future volatility over the expected term of the stock options is not likely to differ materially from the past. The risk-free interest rate assumption is based on 5-year U.S Treasury zero-coupon rates appropriate for the expected term of the stock options. The expected dividend assumption is based on the history and expectation of dividend payouts.  The fair values generated by the Black-Scholes model may not be indicative of the actual fair values of the equity awards, as we do not consider other factors important to those awards to employees, such as continued employment, periodic vesting requirements and limited transferability.  The amount of stock based compensation expenses is net of an estimated forfeiture rate, which is also based on historical data. For the years ended December 31, 2014 and 2013, stock based compensation expense was approximately $136,944 and $61,480 respectively, which consisted primarily of stock-based compensation expense related to stock options recognized under GAAP issued to the employees.

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees. In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services to be provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined. We recognize this expense over the period in which the services are provided. For the years ended December 31, 2014 and 2013, stock based compensation expense was approximately $0 in each year, which consisted primarily of stock-based compensation expense related to stock options and warrants recognized under GAAP issued to consultants and other non-employees.

OXYSURE SYSTEMS, INC.

NOTES TO AUDITED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2014 AND 2013

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table shows the components of our stock based compensation expense for employees, consultants and other non-employees:

	Year ended December 31,
	2014	2013

Common Stock options issued for compensation	$108,244	$61,480
Common Stock options and warrants issued for services	28,700	-

Total	$136,944	$61,480

Shipping and Handling Costs - Shipping and handling charges to customers are included in net revenues, and the associated costs incurred are recorded in cost of revenues.

Advertising Costs - Advertising costs are charged to operations when incurred.  During the years ended December 31, 2014 and 2013 we incurred $718,705 and $353,156 respectively, in advertising and promotion costs.

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

OXYSURE SYSTEMS, INC.

NOTES TO AUDITED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2014 AND 2013

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share follows:

	Year ended December 31,
	2014	2013
Historical net loss per share:

Numerator
Net loss, as reported	(2,753,560)	(712,452)
Less: Effect of amortization of interest expense on convertible notes	-	-
Net loss attributed to common stockholders (diluted)	(2,753,560)	(712,452)

Denominator
Weighted-average common shares outstanding	26,406,409	23,754,402
Effect of dilutive securities	-	-
Denominator for diluted net loss per share	26,406,409	23,754,402
Basic and diluted net loss per share	$(0.10)	$(0.03)

Basic and Diluted Loss per Share:

The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings per share includes common stock equivalents outstanding at the balance sheet date. The Company had 3,757,583 and 1,635,694 stock options, warrants and convertible note shares that would have been included in the fully diluted earnings per share as of December 31, 2014 and 2013, respectively.  However, the common stock equivalents were not included in the computation of the loss per share computation because they are anti-dilutive.

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

DECEMBER 31, 2014 AND 2013

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

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with applicable accounting guidance. During the years ended December 31, 2014 and 2013 we have had no impairment of intangible assets.

The carrying values of our amortized acquired intangible assets as of the December 31, 2014 and 2013, respectively, are as follows:

	December 31, 2014			December 31, 2013
	Gross	Accumulated Amortization and write off	Net	Gross	Accumulated Amortization and write off	Net

Patents	$618,150	$(287,662)	$330,488	$617,651	$(260,171)	$357,480
Trademarks	$45,723	$(13,447)	$32,276	$45,723	$(10,758)	$34,965
	$663,873	$(301,109)	$362,764	$663,374	$(270,929)	$392,445

OXYSURE SYSTEMS, INC.

NOTES TO AUDITED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2014 AND 2013

NOTE 2 – INTANGIBLE ASSETS (CONTINUED)

As of December 31, 2014, we estimate the future amortization expense of the intangible assets for December 31, 2015, 2016 2017 and 2018, to be as follows:

2015	$30,232
2016	30,232
2017	30,232
2018	30,232
Thereafter	241,837
$362,764

Due to the nature of the intangible assets, we have amortized the cost of the patents and trademarks over their estimated useful lives. The nature of the estimate did not change from 2013 to 2014. Of the net amount of $362,764 in intangible assets as of December 31, 2014, approximately 91% is in patents and 9% is in trademarks.  Included in the $663,873 gross amount for patents and trademarks is $156,002 acquired from entities controlled by the founder of the Company in January 2004. The remaining $507,871 represents amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of patent and trademark applications.

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

The Frisco Note requires varying annual principal payments through December 2015. The Frisco Note is non-interest bearing; however, interest has been imputed at 12.34% per annum. The unamortized discount at December 31, 2014 was $15,516, and the net amount of the Frisco Note as at December 31, 2014 was $88,484.

Future principal payments of the Frisco Note payable are as follows:

2015	52,000
2016	52,000
$104,000

OXYSURE SYSTEMS, INC.

NOTES TO AUDITED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2014 AND 2013

NOTE 3 – NOTES PAYABLE (CONTINUED)

The following table reflects the carrying values of our short-term and long-term notes payable as of December 31, 2014.

	Effective Interest Rate	Principal	Accrued Interest	Discount	December 31, 2014

Current notes payable
Iliad Trading and Research Notes	1.5%	157,458	2,346	-	159,804
Union Capital Funding Notes	69.9%	297,000	4,680	202,843	98,837
JSJ Investments Notes	37.3%	300,000	10,685	101,124	209,561
Sojourn Note	92.9%	30,000	819	27,041	3,778
WHC Capital Note	74.5%	38,500	405	28,293	10,612
Group 10 Notes	64.3%	236,000	2,716	148,963	89,753
GEL Notes	66.8%	165,000	1,465	108,761	57,704
Frisco EDC	12.3%	104,000	-	15,516	88,484

Total short-term notes payable		$1,327,958	$23,116	$632,542	$718,533

Long-term notes payable
none		$-	-	-	$0

Total long-term notes payable		$0	$0	$0	$0
Total short-term and long-term notes payable		$1,327,958	$23,116	$632,541	$718,533

The following table reflects the carrying values of our short-term and long-term notes payable as of December 31, 2013.

	Effective Interest Rate	Principal	Accrued Interest	Discount	December 31, 2013

Current notes payable
Iliad Trading and Research Notes	47.3%	165,000	5,004	72,980	97,024
LG Capital Funding	53.7%	57,500	3,008	27,886	32,622
JMJ Financial	70.4%	110,000	13,200	64,195	59,005
Tonaquint, Inc.	47.0%	105,000	6,785	42,535	69,250
Frisco EDC	12.34%	44,000	-	-	44,000

Total short-term notes payable		$481,500	$27,997	$207,596	$301,901

Long-term notes payable
Frisco EDC	12.34%	$104,000	-	27,928	$76,072

Total long-term notes payable		$104,000	$0	$27,928	$76,072
Total short-term and long-term notes payable		$585,500	$27,997	$235,524	$377,973

OXYSURE SYSTEMS, INC.

NOTES TO AUDITED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2014 AND 2013

NOTE 3 – NOTES PAYABLE (CONTINUED)

Aggregate maturities of debt are as follows:

As of December 31, 2014

2015	$718,533
Thereafter	-
Total	$718,533

OXYSURE SYSTEMS, INC.

NOTES TO AUDITED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2014 AND 2013

NOTE 4 - SHAREHOLDERS’ EQUITY

Preferred Shares Rights

We have 25,000,000 shares of preferred stock authorized, par value $0.0005 per share.

Series A Convertible Preferred Stock: As of December 31, 2014, the Company had authorized the issuance of 3,143,237 shares of preferred stock designated as Series A Convertible Preferred Stock (“Series A Preferred”). The original issue price of the Series A Preferred is $1.00 per share. There were 593,750 and 743,750 Series A Preferred shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively.

During the year ended December 31, 2014 approximately 150,000 shares of the Series A Preferred have been converted into approximately 183,000 shares of our common stock in cashless conversions at a conversion ratio of 1.22:1.

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

Series B Convertible Preferred Stock: On December 19, 2013, the Company’s Board of Directors authorized the issuance of 750 shares of preferred stock designated as Series B Convertible Preferred Stock (“Series B Preferred”). On December 23, 2014 we further increased the authorized shares of the Series B Preferred to 3,500 shares. The original issue price of the Series B Preferred is $1,000 per share. There were 1,145 and 750 Series B Preferred shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively.

During the year ended December 31, 2014 we issued 525 shares of the Series B Preferred and 130 shares of Series B Preferred were converted into 236,364 shares of common stock.

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

DECEMBER 31, 2014 AND 2013

NOTE 4 - SHAREHOLDERS’ EQUITY (CONTINUED)

Common Stock

The Company has authorized 100,000,000 shares of $0.0004 par value common stock.

During the year ended December 31, 2014:

(1)	We issued 183,000 shares of common stock pursuant to the cashless conversion of 150,000 shares of Series A Preferred.
(2)	We issued 236,364 shares of common stock pursuant to the cashless conversion of 130 shares of Series B Preferred.
(3)	We issued 41,580 shares of common stock for $29,700 in cash.
(4)	We issued 1,529,734 shares of common stock upon the cashless conversion of convertible notes valued at $625,913.
(5)	We issued 436,945 shares of common stock upon conversion of options and warrants valued at $4,370.
(6)	We issued 81,500 shares of common stock for services valued at $64,875.
(7)	We issued 75,000 shares of common stock valued at $66,750 in connection with a lease extinguishment.
(8)	As further discussed under Note 6 – Stock Options and Warrants, we recorded $136,944 for the computed fair value of options issued to employees, non-employee directors, and consultants, net of cancellations and forfeitures.
(9)	We recorded $951,423 in connection with beneficial conversion features.

During the year ended December 31, 2013:

(1)	We issued approximately 482,934 shares of common stock pursuant to the conversion of convertible notes valued at $462,448 in cash at an aggregate price of $.96 per share.
(2)	We issued approximately 670,947 shares of common stock for $347,364 in cash at an aggregate price of $.52 per share.
(3)	We issued approximately 435,000 shares of common stock and warrants for $216,800 in cash at an aggregate price of $.50 per unit.
(4)	We received proceeds of approximately $4,388 from the issuance of 438,888 shares of common stock pursuant to the exercise of 438,888 warrants.
(5)	We issued approximately 322,000 shares of common stock for services valued at $257,837 at an aggregate price of $.80 per share.
(6)	We issued 644,347 shares of common stock for conversion of rent valued at approximately $423,413.
(7)	We issued approximately 220,013 shares of common stock in connection with deferred rent valued at approximately $162,810 at an aggregate price of $.66 per share.
(8)	We issued approximately 132,000 shares valued at $114,180 in connection with capitalized website development costs and URLs.
(9)	We issued 91,500 shares of common stock pursuant to the cashless conversion of 75,000 shares of our Series A Preferred at a conversion ratio of 1.22:1.
(10)	As further discussed under Note 6 – Stock Options and Warrants, we recorded $61,480 for the computed fair value of options issued to employees, non-employee directors, and consultants, net of cancellations and forfeitures.
(11)	As further discussed under Note 6 – Stock Options and Warrants, we recorded $0 for the computed fair value of warrants issued for services.
(12)	As further discussed under Note 6 – Stock Options and Warrants, we recorded $317,609 in connection for beneficial conversion features.
(13)	As further discussed under Note 6 – Stock Options and Warrants, we recorded $48,012 for deferred loan costs.

OXYSURE SYSTEMS, INC.

NOTES TO AUDITED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2014 AND 2013

NOTE 4 - SHAREHOLDERS’ EQUITY (CONTINUED)

As of December 31, 2014 and 2013 we had 28,438,430 and 25,854,307 shares respectively, of common stock issued and outstanding.

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

Stock Options

The following table summarizes information about the number and weighted average of the options that were forfeited or expired under the Plan during 2014 and 2013:

	Employee		Non-Employee
		Weighted		Weighted
	Number	Average	Number	Average	Combined
	Of	Exercise	Of	Exercise	Total
	Options	Price	Options	Price	Options
Outstanding at December 31, 2012	1,440,916	$0.38	18,180	$1.15	1,459,096
Granted	135,000	0.25	-	-	135,000
Exercised	-	-	-	-	-
Forfeited/Cancelled	(22,925)	1.56	(2,280)	2.50	(25,205)
Outstanding at December 31, 2013	1,552,991	$0.35	15,900	$2.50	1,568,891
Granted	380,000	0.52	-	-	380,000
Exercised	-	-	-	-	-
Forfeited/Cancelled	(225,503)	0.91	(15,900)	2.50	(241,403)
Outstanding at December 31, 2014	1,707,488	$0.31	-	$-	1,707,488

OXYSURE SYSTEMS, INC.

NOTES TO AUDITED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2014 AND 2013

NOTE 5 - STOCK OPTIONS AND WARRANTS (CONTINUED)

The following table summarizes information about those options that have been forfeited, cancelled or that have expired under the Plan during 2014 and 2013:

	Employee		Non-Employee
		Weighted		Weighted
	Number	Average	Number	Average	Combined
	Of	Exercise	Of	Exercise	Total
	Options	Price	Options	Price	Options

Forfeited/Cancelled during FY 2013	(22,925)	$1.56	(2,280)	$2.50	(25,205)

Forfeited/Cancelled during FY 2014	(225,503)	$0.91	(15,900)	$2.50	(241,403)

Valuation Assumptions

We value our stock-based payment awards granted using the Black-Scholes model, during the years ended December 31, 2014 and 2013.  The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of certain assumptions that can vary over time. Our stock options have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates.

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

For the years ended December 31, 2014 and 2013, respectively, the fair value of options granted were estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Equity Incentive Plans for Years Ended December 31,
	2014	2013

Expected terms (in years)	5-10	5-10
Volatility	83.79%	40.45%
Risk-free interest rate	0.82%-1.02%	1.05%-1.74%
Expected dividend rate	0.00%	0.00%

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

DECEMBER 31, 2014 AND 2013

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

Stock compensation cost, using the graded vesting attribute method in accordance with Codification topic 718, is recognized over the requisite service period, generally 5 years, during which each tranche of shares is earned (zero, one, two, three, and four years).  The value of each tranche is generally amortized on a straight-line basis.  For the years ended December 31, 2014 and 2013, stock based compensation expense was approximately $136,944 and $61,480, respectively, which consisted primarily of stock-based compensation expense related to stock options recognized under GAAP issued to employees.  For the years ended December 31, 2014 and 2013, the number of options exercised was 0 for each year.

Compensation expense is recognized only for the portion of stock options that are expected to vest, assuming an expected forfeiture rate in determining stock-based compensation expense, which could affect the stock-based compensation expense recorded if there is a significant difference between actual and estimated forfeiture rates. As of December 31, 2014, total unrecognized compensation cost related to stock-based awards granted to employees and non-employee directors was $105,154. This cost will be amortized on a ratable basis over a weighted-average vesting period of approximately 1.18 years.

OXYSURE SYSTEMS, INC.

NOTES TO AUDITED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2014 AND 2013

NOTE 5 - STOCK OPTIONS AND WARRANTS (CONTINUED)

The following table summarizes information about employee stock options outstanding under the Plan at December 31, 2014:

December 31, 2014
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average remaining contractual life	Weighted average exercise price
$ 0.20 - $0.25	1,507,488	4.66	$0.25	1,417,488	4.66	$0.25
$ 0.50 - $1.00	200,000	4.57	$0.89	87,500	3.86	$0.74
	1,707,488			1,504,988

There were no non-employee stock options outstanding or exercisable at December 31, 2014.

OXYSURE SYSTEMS, INC.

NOTES TO AUDITED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2014 AND 2013

NOTE 5 - STOCK OPTIONS AND WARRANTS (CONTINUED)

Warrants.

The following table summarizes our warrant activities for the years ended December 31, 2014 and 2013:

		Weighted
	Number	Average
	Of	Exercise	Estimated	Intrinsic
	Warrants	Price	Life (Years)	Value
Outstanding at December 31, 2012	1,877,034	$0.80	1.65	$1.07
Granted	1,576,364	$1.44	4.30	$-
Exercised	(438,889)	0.01
Forfeited/Cancelled	(47,500)	0.69
Exercisable	2,967,009	$1.13	2.81	$0.19
Outstanding at December 31, 2013	2,967,009	$1.13	2.81	$0.19
Granted	1,467,896	$1.26	3.95	$-
Exercised	(436,945)	0.01
Forfeited/Cancelled	(468,700)	0.65
Exercisable	3,569,260	$1.37	3.18	$-
Outstanding at December 31, 2014	3,569,260	$1.37	3.18	$-

OXYSURE SYSTEMS, INC.

NOTES TO AUDITED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2014 AND 2013

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

As of December 31, 2014 and 2013, the Company had cumulative net operating loss carry-forwards of approximately $15,150,126 and $12,146,279 respectively, which expire in varying amounts between 2024 and 2034.   Realization of this potential future tax benefit is dependent on generating sufficient taxable income prior to expiration of the loss carry-forward. The deferred tax asset related to this (and other) potential future tax benefits has been offset by a valuation allowance in the same amount. The amount of the deferred tax asset ultimately realizable could be increased in the near term if estimates of future taxable income during the carry-forward period are revised.

Deferred income tax assets of $5,588,365 and $4,733,483 for the years December 31, 2014 and 2013 respectively were offset in full by a valuation allowance.

The components of the Company's net deferred tax assets, including a valuation allowance, for the years 2014 and 2013 are as follows:

Deferred Tax Assets	As of December 31, 2014	As of December 31, 2013
Net operating loss carry-forwards	$5,150,797	$4,129,735

Net deferred tax assets before valuation allowance	$5,588,365	$4,733,483
Less: Valuation Allowance	$(5,588,365)	$(4,733,483)
Net deferred tax assets	--	--

Reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. income tax rate to pre-tax loss is as follows:

	As of December 31, 2014	As of December 31, 2013
Statutory federal income tax	34%	34%
Statutory state income tax	(0.22%)	(0.92%)
Change in valuation allowance on deferred tax assets	(33.51%)	(33.69%)
Net effective tax rate	(0.27%)	(0.61%)

Due to the inherent uncertainty in forecasts and future events and operating results, the Company has provided for a valuation allowance in an amount equal to gross deferred tax assets resulting in the above figures for the periods audited.

OXYSURE SYSTEMS, INC.

NOTES TO AUDITED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2014 AND 2013

NOTE 7 – LICENSE AND SERVICE AGREEMENTS

There were no material service agreements during 2014.

NOTE 8 – COMMITMENTS AND CONTINGENCY

Leases

Operating Lease – During 2007, we entered into a long-term non-cancelable lease for office space, which expired in October 2012. On December 31, 2013 we extended this lease until December 31, 2017.

OXYSURE SYSTEMS, INC.

NOTES TO AUDITED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2014 AND 2013

NOTE 8 – COMMITMENTS AND CONTINGENCY (CONTINUED)

At December 31, 2014, future minimum lease payments under the non-cancelable operating lease for the year ended December 31, 2014 were as follows:

2015	$194,400
2016	210,600
2017	210,600
Thereafter	-
$615,600

Rental expense for the years ended December 31, 2014 and 2013 was $194,400 and $194,400, respectively.

Capital lease – During 2014 we retired our master lease agreement with a VenCore Solutions, LLC (“Vencore”). The Vencore lease had a balance of $307,662 which we settled in full through the payment of $150,000 in cash and 75,000 shares of common stock. The balance on the Vencore lease at December 31, 2014 was $0.

Minimum non-cancellable lease payments required under all capital leases as at December 31, 2014 are as follows:

2014	149
Thereafter	-
$149

OXYSURE SYSTEMS, INC.

NOTES TO AUDITED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2014 AND 2013

NOTE 8 – COMMITMENTS AND CONTINGENCY (CONTINUED)

Legal Proceedings

The Company is subject to litigation in the normal course of business, none of which management believes will have a material adverse effect on the Company’s financial statements.

On or about December 13 of 2013, Wall Street Buy Sell Hold, Inc., (“WSBSH”) filed a lawsuit against the Company in the New York Supreme Court, Nassau County. The suit seeks damages in the form of money, stock and warrants for breach of a marketing agreement entered into on October 22, 2012 and another entered into on March 11, 2013. We have answered the complaint and filed a counterclaim against WSBSH seeking the return of all moneys and shares we paid or transferred to WSBSH, as well as punitive damages for fraud. We have entered the discovery phase in this matter. Management believes the WSBSH claims have no merit, and we intend to vigorously defend our interests in this matter.

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

OXYSURE SYSTEMS, INC.

NOTES TO AUDITED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2014 AND 2013

NOTE 9 – RELATED PARTY TRANSACTIONS

A summary of the related party financings and notes payable to related parties as at December 31, 2014 is as follows:

	Shareholder advances
Holder	Julian Ross(1)	Other
Amount	$154,850	$-
Stated interest rate	0%	0%
Maturity	n/a	n/a

A summary of the related party financings and notes payable to related parties as at December 31, 2013 is as follows:

	Shareholder advances
Holder	Julian Ross(1)	Other
Amount	$118,627	$-
Stated interest rate	0%	0%
Maturity	n/a	n/a

(1)	Our CEO, Mr. Ross provided us cash and other consideration from time to time to fund to fund working capital. The net amounts outstanding to Mr. Ross were $154,850 and $118,627 as at December 31, 2014 and December 31, 2013, respectively.

OXYSURE SYSTEMS, INC.

NOTES TO AUDITED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2014 AND 2013

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

Changes related to derivatives for the year ended December 31, 2014 are as follows:

Derivative
Liabilities

Balance as of December 31, 2013	$-
Additions related to embedded derivative of convertible notes issued	28,009
Gain on decrease in value of derivative liabilities	3,001
Balance as of December 31, 2014	$31,010

OXYSURE SYSTEMS, INC.

NOTES TO AUDITED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2014 AND 2013

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

The following presents total revenue by geographic region:

	Year Ended December 31,
	2014	2013
Revenues:
United States revenues	$2,380,000	$1,302,042
ROW revenues	57,402	498,286
Totals	$2,437,402	$1,800,327

OXYSURE SYSTEMS, INC.

NOTES TO AUDITED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2014 AND 2013

NOTE 13 – GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  We have been suffering from recurring losses from operations. Our total notes payable has increased to $723,323 at December 31, 2014 from $349,975 at December 31, 2013. Our current notes payable has also increased to $678,839 at December 31, 2014 from $273,903 at December 31, 2013. Our long term notes payable decreased from $76,072 for December 31, 2013 to $44,484 at December 31, 2014.

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow from operations to meet our obligations on a timely basis and/or obtain financing as may be required. For the years ended December 31, 2014 and 2013 we have incurred net losses from operations of $1,099,349 and $860,791, respectively. As of December 31, 2014 and 2013, we have accumulated stockholders’ deficits of $18,041,208 and $15,287,647, respectively, since inception. We had a working capital surplus of $418,734 as of December 31, 2014 and a working capital surplus of $747,473 as of December 31, 2013. While our revenues have increased significantly from 2013 to 2014, we are still in the early stages of the commercialization or our primary product, and we currently operate in a single industry segment.  These factors raise significant doubt about our ability to continue as a going concern.

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

We have a series of plans to mitigate the going concern:

1.	Management is seeking additional sources of equity and/or debt financing on terms that are reasonable for us; however, there is no assurance that any such additional funding will be available.

2.	We anticipate that sales during 2015 and 2016 from existing markets will grow, and we believe that we will be able to generate sales from new markets. Existing markets include education customers such as schools, school districts and colleges, and commercial customers such as manufacturing facilities, churches and other commercial venues. New markets will include, but not be limited to, government customers and new international territories and markets.

3.	We plan to increase our market penetration through the addition of new distributors, both in the US and outside the US during 2015 and beyond. We also plan to increase the number direct sales territory managers we will appoint in the U.S. to sell our products.

4.	We plan to continue to diversify our product range through the addition of complementary products and solutions. Some of these products will be sourced from third party manufacturers and suppliers.

5.	We may seek or consider strategic business combinations with other companies to complement our resources and create synergies.

OXYSURE SYSTEMS, INC.

NOTES TO AUDITED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2014 AND 2013

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

The relative magnitude and the mix of revenue from our largest customers have varied significantly from quarter to quarter. During the twelve months ended December 31, 2014 and 2013, the following customers have accounted for significant revenues, varying by period, to our company: Knight Aerospace, Inc., and PP Aviation Corporation. For the twelve months ended December 31, 2014 and 2013, the percentages of revenues from our largest two customers are as follows:

	Year Ended December 31,
	2014	2013

Knight Aerospace, Inc.	58%	35%
PP Aviation Corporation	19%	28%

Over time, as we work to add additional distributors to our network and to grow our distribution business, we anticipate the relative significance to our revenue of any particular customer or distributor will decline.

NOTE 15 - SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to December 31, 2014 through the date of issuance of the Financial Statements. During the period from January 1, 2015 to the date of issuance, we have had the following material subsequent events:

Re-appointment of Julian T. Ross as Chairman & CEO:

On January 12, 2015, our Board of Directors re-appointed Julian T. Ross as our Chairman and Chief Executive Officer, a position he has held since the Company’s inception. We entered into a third employment agreement (“Agreement”) between us and Mr. Ross. Mr. Ross will also continue to serve as our Chief Financial Officer and Secretary until such time as we completes this hire(s).

The Agreement has an effective date of January 1, 2015 and its summary terms include, but are not limited to the following:

Term:	Three (3) years
Base Salary:	$275,000 per annum payable twice monthly
Annual Bonus:	40% of Base Salary, provided that: (i) 30% of the Annual Bonus is subject to achievement of MBOs (Management by Objectives) determined by the Board; (ii) 70% of the Annual Bonus is subject to achievement of financial performance metrics set by the Board (for example, Revenue or Revenue Growth, Stock Price, and so forth).
Stock Options:	Stock options valued at $200,000 per annum with exercise price at market price
Restricted Stock Units:	(i) Base Restricted Stock Units (“RSUs”): $100,000 per year; Up to an additional $200,000 per year at the Board’s sole and absolute discretion. (ii) Performance Restricted Stock Units: 150,000 units subject to achieving both positive net earnings and positive EBITDA for a 6 month period (one time issuance).

Stock issuances:

We issued 318,349 shares of common stock pursuant to the cashless conversion of 170 shares of Series B Preferred; we issued 58,000 shares of our common stock in connection with an investment banking agreement; we issued 602,426 shares of common stock pursuant to the cashless, partial conversions of convertible notes; and we issued 30,000 shares of our common stock in connection with a licensing and marketing agreement.

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

The Company conducted an evaluation, with the participation of its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of December 31, 2014. Based on such evaluation, its Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, the Company’s disclosure controls and procedures were not effective.

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

As of December 31, 2014, the Company carried out an evaluation based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance. Based on such assessment, management concluded that its internal control over financial reporting was not effective.

Changes in Internal Control over Financial Reporting

There have been no changes to its internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during the period ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B—OTHER INFORMATION

There is no information to report under this item for the period ended December 31, 2014.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

Our executive officers and directors are as follows:

Name	Age	Position
Julian T. Ross	48	Director (Chairman), CEO, President, CFO
Jeremy M. Jones	73	Director
Vicki Jones	53	Director
Clark E. Hood	52	Vice President, Resuscitation Sales Worldwide

Julian T. Ross, Chairman, CEO, President & CFO

Mr. Ross is the developer of the OxySure technology and the Founder of OxySure Systems, Inc. He has served as CEO of the company since inception in January 2004, and has raised over $18 million for the company to date. He also built the company and all its operations and processes, including the manufacturing operations, spearheaded all regulatory approvals (including FDA approval, ANVISA approval, GSA approval, DOT approval and CE Marking approval), set up the distribution channels, and took the company public in late 2011. He is a high energy, results-oriented individual, and he brings over 25 years’ experience in technology, medical devices and manufacturing, having functioned both in consulting and operational capacities at senior management level. His experience includes at least a decade in corporate finance, including public and private financings, and mergers & acquisitions. He has worked for and with start-ups and established organizations, including Anglo American Corporation, Volt Information Sciences, Tandy Corporation, Merrill Lynch, Ernst & Young, Sun International and Isle of Capri, Inc. Mr. Ross has enjoyed an Academic Scholarship from Shell Petroleum and an Academic Scholarship from the Edwin L. Cox School of Business at Southern Methodist University, where he received an MBA in Finance. The above experience, qualifications, attributes and skills led us to the conclusion that Julian T. Ross shall serve as our CEO, President, CFO, and director.

Jeremy M. Jones, Director

In March 2013 we announced that Mr. Jeremy M. (“Jerry”) Jones, former Chairman and CEO of Apria Healthcare joined our Board of Directors as an independent director effective April 1, 2013. Mr. Jones brings over 35 years of healthcare industry experience to our Board. Mr. Jones founded Homedco Group, Inc., a home healthcare services company, which he took public in 1991. Homedco merged into Apria Healthcare Group, Inc. (“Apria”) in 1995 and from 1995 through January 1998, Mr. Jones was Chief Executive Officer and Chairman of Apria, which became the largest homecare service provider in the nation under his leadership through merger, acquisitions and increased market dominance, and was sold to the Blackstone Group (NYSE: BX) for $1.7 billion in December 1998. Mr. Jones currently serves as Chairman of On Assignment, Inc. (NYSE: ASGN), a $1.3 billion leader in the healthcare and life sciences sectors focusing on in-demand, skilled medical and technical staffing. At On Assignment he also serves on the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee. Mr. Jones also currently serves on the Board of CombiMatrix Corporation (Nasdaq: CBMX), and has invested in, and has served as Chairman of home health service companies, Byram Healthcare Centers Inc, and Lifecare Solutions, Inc, until their sale in 2008, and 2011 respectively. He has also served on the Board of US Labs, Inc., acquired by Lab Corp in 2005, and Cardium Healthcare, acquired by CenCorp Health in 2006. The above experience, qualifications, attributes and skills led us to the conclusion that Jeremy Jones shall serve as one of our directors.

Vicki Jones, Director

Ms. Jones has been one of our Directors since November 2008.  Ms. Jones currently serves as AT&T’s Senior Vice President of Customer Contact Transformation, AT&T Services, Inc. She is responsible for delivering AT&T’s 2020 vision for transitioning how AT&T operates contact centers as digital interactions increase. Her charter is to drive cross functional alignment to evolve AT&T’s business in a way that ensures superior customer care --and do it competitively. Prior to that, Ms. Jones led U-verse Sales and Service with a team of 14,000 people responsible for growing sales, service and retention for AT&T’s consumer products and services. Her team led the largest contribution to AT&T’s IP transformation and revenue growth for Home Solutions. Ms. Jones brings more than three decades experience in P&L management, sales and sales management, marketing, installation, and customer service, with particular experience in mass markets, both B2B and B2C. Ms. Jones has held various positions within AT&T (and SBC Communications, its predecessor company), including President – Business Communications Services, Midwest; Senior Vice President – Product Management and Development; and Vice President – Strategic Marketing. Ms. Jones holds an MBA in E-Commerce Management from Our Lady of the Lake University, San Antonio, Texas.  The above experience, qualifications, attributes and skills led us to the conclusion that Vicki Jones shall serve as one of our directors.

Clark E. Hood, Vice President, Resuscitation Sales Worldwide

Mr. Hood has over 25 years experience in healthcare, medical devices and emergency medical equipment, and specifically in sales and sales management. Prior to joining OxySure, Mr. Hood spent over 16 years with Cardiac Science, a global medical device manufacturer of automated external defibrillation (AED) products and management services in over 100 countries. At Cardiac Science he served as Vice President of Resuscitation, having previously served in various management positions, including Vice-President of Sales for North America and Director of National Accounts for North America. As one of the original members of the sales and management team at Survivalink, a privately held Minneapolis based AED company, Mr. Hood played a key role in helping the company grow revenue exponentially from $1.5m in 1996 to approximately $20m in 2001 which led to the company’s ultimate sale to Cardiac Science, Inc. for over $70m that same year. Mr. Hood has also previously held sales and management positions at BrainLab, Inc., C.R. Bard and U.S. Surgical Corporation. Mr. Hood holds a Bachelor of Business Administration degree from Baylor University.

Our directors hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified, or until his prior resignation or removal.  Our executive officers are appointed by the Board of Directors and hold office until resignation or removal by the Board of Directors.

Identification of Significant Employees

OxySure has 24 full time employees and one part time employee, including Julian T. Ross, the Company’s CEO, President, CFO, Secretary and a Director.

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

Based solely on a review of the copies of such forms that were received by the Company, or written representations from certain reporting persons that no Form 5s were required for those persons, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company’s fiscal year ended December 31, 2014.

Code of Ethics

The Company has adopted a code of ethics and has filed a copy of the Code of Ethics with the Commission in its registration statement on Form S-1, File no. 333-159402, filed on May 21, 2009, as amended.

Family Relationship

We currently do not have any officers or directors of our Company who are related to each other.

ITEM 11—EXECUTIVE COMPENSATION

Executive Compensation

The following table shows the annual compensation paid by the Company for the years ended December 31, 2014 and 2014 to Julian T. Ross, our Chief Executive Officer, President, and CFO. No other officer had total compensation during either of the previous two years of more than $100,000.

Name and principal position	Year	Salary ($)		Bonus ($)	Option Awards ($)		Total ($)
Julian T. Ross, CEO, President, and CFO	2014	$250,000	(1)	$-	$111,060	(2)	$361,060
	2013	$115,000	(3)	$-	$82,620	(4)	$197,620

Clark Hood, Vice President, Resuscitation Sales(5)	2014	$200,000		$-	$20,550	(6)	$220,550

(1)	Includes base salary of $180,000 and performance awards totaling $70,000, net of $30,000 in voluntary salary relinquishments.
(2)	Comprises 180,000 options valued at $111,060 using the Black-Scholes pricing model with a volatility of 83.79% and the following assumptions: no dividend yield, expected term of 3.31 years and a risk-free interest rate of 0.82%. There were no forfeitures during 2014. Please see Note 5-Stock Options to the footnotes to our financial statements for additional information regarding our stock options awards and valuation assumptions. Please also see “Employment Agreement with Named Officers” below for further disclosure of Mr. Ross’s employment agreement.
(3)	Net of $65,000 in voluntary salary relinquishments.
(4)	Comprises 135,000 options valued at $82,620 using the Black-Scholes pricing model with a volatility of 40.45% and the following assumptions: no dividend yield, expected term of 2.97 years and a risk-free interest rate of 1.02%. There were no forfeitures during 2013. Please see Note 5-Stock Options to the footnotes to our financial statements for additional information regarding our stock options awards and valuation assumptions. Please also see “Employment Agreement with Named Officers” below for further disclosure of Mr. Ross’s employment agreement.
(5)	Mr. Hood’s employment with us commenced on October 1, 2014.
(6)	Comprises 50,000 options valued at $20,550 using the Black-Scholes pricing model with a volatility of 83.79% and the following assumptions: no dividend yield, expected term of 3.31 years and a risk-free interest rate of 1.00%. There were no forfeitures during 2014. Please see Note 5-Stock Options to the footnotes to our financial statements for additional information regarding our stock options awards and valuation assumptions. Please also see “Employment Agreement with Named Officers” below for further disclosure of Mr. Hood’s employment agreement.

The following table sets out equity awards outstanding for executive officers as of December 31, 2014.

	Number of	Number of
	securities	securities
	underlying	underlying
	unexercised	unexercised	Option	Option
	options (#)	options (#)	Exercise	Expiration
Name	exercisable	unexercisable	Price ($)	Date(s)[1]

Julian T. Ross	472,488		$0.25	4/15/2016
	180,000		$0.25	1/15/2019
	180,000		$0.25	1/15/2020
	180,000		$0.25	1/15/2021
	180,000		$0.25	1/15/2022
	135,000		$0.25	6/5/2018
	90,000	90,000	$0.25	6/5/2019
Clark Hood	12,500	37,500	$0.89	10/1/2019

1	Earliest expiration dates.

Director Compensation

The following table reports all director compensation as of December 31, 2014.

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)		All Other Compensation ($)	Total ($)

Julian T. Ross	$-	$-	$-	(1)	$-	$-
Vicki Jones	$-	$-	$-		$-	$-
Jeremy Jones	$-	$-	$-		$-	$-

(1)	Does not include options earned as an employee. Mr. Ross does not receive any compensation for serving on the Board of Directors.

Employment Agreements with Named Officers

Julian T. Ross, Chief Executive Officer, President, Chief Financial Officer, and Secretary

Our employment agreement with Mr. Ross provided for an annual salary equivalent of $180,000, plus 15,000 options for every month of service with an exercise price of $.25 per share. In addition, the agreement provided that we will pay a sales bonus (the “Sales Bonus”) to Mr. Ross if we achieve the following target net revenues (“TNR”) during the 2014 fiscal year:

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

The agreement also provided that we will pay a stock performance bonus (the “Stock Performance Bonus”) of $100,000 to Mr. Ross, which shall be paid in shares of common stock or in cash, at Mr. Ross’ sole discretion, if our stock price maintains a 6-month average during any period in the Term (as defined in the agreement) of $1.50 or higher.

No Stock Performance Bonus was paid to Mr. Ross for 2014. We paid a Sales Bonus of $70,000 to Mr. Ross for 2014, net of a voluntary relinquishment of $30,000.

Mr. Ross is currently acting as our Chief Financial Officer on an interim basis at no additional compensation.  We plan to hire a Chief Financial Officer when we can afford to do so and anticipate paying a salary of approximately $160,000 per year and provide benefits to the Chief Financial Officer.

Clark E. Hood, Vice President of Resuscitation Sales, Worldwide

The key terms of our employment agreement with Mr. Hood are as follows:

(1)	Initial contract term: 5 years, renewable thereafter
(2)	Base cash salary: $200,000 per annum, paid twice monthly
(3)	Base stock options: Options as to 50,000 shares of common stock for each year of service, issued at the beginning of each year, and vesting quarterly; exercise price will be 20% above the average of the three closing prices in the 3 trading days prior to the issue date
(4)	Cash override commission: A cash override commission based on a percentage of all resuscitation sales, calculated on a weighted basis using sales dollars, gross margin, and quarterly sales growth
(5)	Stock option performance bonus: Options for up to 250,000 shares of common stock ratably over 5 years subject to the attainment of stated performance targets
(6)	Acceleration of base options if terminated by an acquirer upon a change of control event

Stock Options and Related Employee Incentives

2004 Stock Option Plan.  We maintain a 2004 Stock Option Plan (the “2004 Plan”) under which our directors, officers, advisory board, other employees and other key individuals may be granted stock options.  Stock option awards to officers and employees under the 2004 Plan generally vest ratably over five years based on continuous service.  Stock option awards are generally granted with an exercise price equal to the fair value of our common stock at the date of grant and expire no later than ten years from the date of grant. The maximum number of number of Shares to be issued pursuant to the exercise of all options granted under the Plan is 5,000,000.  As at December 31, 2014, there were 3,292,512 options available for future grant under the 2004 Plan.

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

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows the ownership of the common stock of the Company on March 27, 2015, by each person who, to the knowledge of the Company, owned beneficially more than five percent (5%) of such stock, the ownership of each executive officer and each director, and the ownership of all directors and officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of March 27, 2015 are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other stockholder. Percentage of ownership is based on 28,438,631 shares of common stock outstanding as of December 31, 2014.

Name and address of beneficial owner(1)	Amount and nature of beneficial ownership(2)		Percentage of class

Julian T. Ross, Chairman, CEO, President, CFO	16,511,161	(3)	49.28%
Jeremy M. Jones, Director	39,000		0.14%
Vicki Jones, Director	606,589	(4)	2.13%
Clark Hood, VP Resuscitation Sales	25,000		0.00%
All Officers & Directors as a group (four people)	17,181,750		51.55%

JTR Investments, Limited(5)	14,040,761	(6)	49.37%
5100 Eldorado Parkway, Suite 102-801 McKinney, TX 75070

Nancy Reed(7)	1,690,000	(8)	5.94%
2201 E. Hickory Hill Road Argyle, TX 76226

Sinacola Commercial Properties, Ltd.(9)	1,936,202	(10)	6.81%
10950 Research Road Frisco, Texas 75034

(1)	C/o our address, 10880 John W. Elliott Drive, Suite 600, Frisco, Texas 75033, unless otherwise noted.
(2)	Except as otherwise indicated, we believe that the beneficial owners of common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.
(3)	Includes 400,000 shares of common stock held by The Ross Family Trust u/t/a dated December 1999; 14,040,761 shares of common stock held by JTR Investments, Limited; 282,113 shares of common stock; 1,672,105 shares of common stock issuable upon exercise of stock options expiring on dates ranging from 5/15/2016 through 12/15/2022; and 116,182 shares of common stock held by Pearl Ross.
(4)	Comprises 606,589 shares of common stock owned by Vicki Jones's spouse, Tim Hutton.
(5)	Our Chairman, President, CEO, and CFO, Julian T. Ross, has sole voting and dispositive power over the shares held by JTR Investments, Limited.
(6)	Comprises 14,040,761 shares of common stock.
(7)	Nancy Reed is the spouse of Don Reed (deceased), a former Director of us.
(8)	Comprises 1,690,000 shares of common stock.
(9)	Sinacola Commercial Properties, Ltd. Is our landlord. Michael Sinacola has sole voting and dispositive power over the shares held by Sinacola Commercial Properties, Ltd.
(10)	Comprises 1,936,202 shares of common stock.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

A summary of the related party financings and notes payable to related parties as at December 31, 2014 is as follows:

	Shareholder advances
Holder	Julian Ross(1)	Other
Amount	$154,850	$-
Stated interest rate	0%	0%
Maturity	n/a	n/a

A summary of the related party financings and notes payable to related parties as at December 31, 2013 is as follows:

	Shareholder advances
Holder	Julian Ross(1)	Other
Amount	$118,627	$4,250
Stated interest rate	0%	0%
Maturity	n/a	n/a

(1)

Our CEO, Mr. Ross provided us cash and other consideration from time to time to fund working capital. The net amounts outstanding to Mr. Ross were $154,850 and $118,627 as at December 31, 2014 and December 31, 2013, respectively.

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

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

Sadler Gibb & Associates, LLC (“Sadler Gibb”) was appointed by the Company to serve as its independent registered public accounting firm for fiscal years 2013 and 2014. Audit services provided by Sadler Gibb for 2013 and 2014 included the examination of the consolidated financial statements of the Company and services related to periodic filings during 2014 made with the SEC.

Fees Paid To Independent Registered Public Accounting Firm

Audit Fees

Sadler Gibb’s fees for the annual audits of the Company’s fiscal years 2014 and 2013 financial statements and the quarterly reviews during fiscal year 2014, totaled $42,000 for 2014 and $42,000 for 2013.

Audit Related Fees

During fiscal year 2014, the Company has not paid Sadler Gibb for audit-related services. During fiscal year 2013, the Company has not paid Sadler Gibb for audit-related services.

Tax Fees

The Company has not paid Sadler Gibb for tax services in fiscal years 2014 and 2013.

All Other Fees

The Company has not paid Sadler Gibb any other fees in fiscal years 2014 and 2013.

Audit Committee Pre-Approval Policies

Before Sadler Gibb was engaged by the Company to render audit or non-audit services, Sadler Gibb was so approved and appointed by the Company’s Board of Directors. All services rendered by Sadler Gibb have been so approved.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)(1) The financial statements and information listed below are included in this report in Part II, Item 8.

●	Reports of Independent Registered Public Accounting Firm.

●	Balance Sheets as of December 31, 2014 and 2013.

●	Statements of Operations for each of the two years ended December 31, 2014 and December 31, 2013.

●	Statements of Stockholders’ Equity (Deficit) for each of the two years ended December 31, 2014 and December 31, 2013.

●	Statements of Cash Flows for each of the two years ended December 31, 2014 and December 31, 2013.

●	Notes to the Financial Statements.

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

OXYSURE SYSTEMS, INC.

Date: March 31, 2015	By:	/s/ Julian T. Ross
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

By:	/s/ Julian T. Ross	March 31, 2015
	Julian T. Ross	Date
Chief Executive Officer
President, Secretary, and Director
(Principal Executive Officer)
(Principal Accounting Officer)
(Principal Financial Officer)

By:	*	March 31, 2015
	Vicki Jones	Date
Director

By:	*	March 31, 2015
	Jeremy M. Jones	Date
Director

By:	/s/ Julian T. Ross	March 31, 2015
	Julian T. Ross, Attorney in Fact	Date
for Jeremy M. Jones and Vicki Jones

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation, dated January 14, 2004 (1)

3.2	Amendment to Articles of Incorporation, dated August 16, 2004 (1)

3.3	Amendment to Articles of Incorporation, dated April 7, 2009 (1)

3.4	Amendment to Articles of Incorporation, dated May 19, 2009 (1)

3.5	Amended and Restated Articles of Incorporation, dated July 7, 2009 (1)

3.6	Bylaws, dated January 15, 2004 (1)

3.7	Second Amended Certificate of Designations Series A Convertible Preferred Stock (1)

4.1	Form of Warrant, dated December 2008 (1)

4.2	Form of Subscription Agreement for Preferred Stock (March 2005) (1)

4.5	Form of Voting Stock Agreement (February 1, 2004) (1)

5.1	Opinion of Oswald & Yap LLP (1)

10.1	Initial Employment Agreement with Julian T. Ross, dated January 15, 2004 (As Amended July 19, 2004) (1)

10.1.1	Amendment to Initial Employment Agreement with Julian T. Ross, dated August 30, 2008 (1)

10.1.2	Second Employment Agreement with Julian T. Ross, dated January 15, 2009 (1)

10.1.3	Amendment to Second Employment Agreement with Julian T. Ross, dated January 15, 2009 (1)

10.1.4	Second Amendment to Second Employment Agreement with Julian T. Ross, dated January 15, 2009 (1)

10.1.5	As amended Second Employment Agreement with Julian T. Ross, dated January 15, 2009 (1)

10.1.6	Third Amendment to Second Employment Agreement with Julian T. Ross, dated January 15, 2010 (1)

10.1.7	As amended Second Employment Agreement with Julian T. Ross, dated January 15, 2010 (1)

10.1.8	Fourth Amendment to Second Employment Agreement with Julian T. Ross, dated January 15, 2010 (1)

10.1.9	As amended Second Employment Agreement with Julian T. Ross, dated January 15, 2010 (1)

10.1.10	Fifth Amendment to Second Employment Agreement with Julian T. Ross, dated January 15, 2010 (1)

10.1.11	As amended Second Employment Agreement with Julian T. Ross, dated January 15, 2010 (1)

10.2.1	Amended and Restated Performance Agreement with the Frisco Economic Development Corporation, dated March 22, 2011 (1)

10.2.2	Renewed and Extended Promissory Note with the Frisco Economic Development Corporation, dated March 22, 2011 (1)

10.2.3	Second Amended and Restated Performance Agreement with the Frisco Economic Development Corporation, dated May 22, 2014*

10.2.4	Second Renewed and Extended Promissory Note with the Frisco Economic Development Corporation, dated May 22, 2014*

10.3	5-Year Lease Agreement with Sinacola Commercial Properties, Limited, dated March 6, 2007 (1)

10.3.1	First Amendment to the 5-Year Lease Agreement with Sinacola Commercial Properties, Limited, dated August 24, 2007 (1)

10.3.2	Second Amendment to the 5-Year Lease Agreement with Sinacola Commercial Properties, Limited, dated November 24, 2008 (1)

10.3.3	Sinacola Commercial Properties, Ltd. Letter Agreement, dated March 23, 2011 (1)

10.3.4	Sinacola Commercial Properties, Ltd. Letter Agreement, dated August 15, 2011

10.3.5	Sinacola Commercial Properties, Ltd. lease amendment, dated December 31, 2013

10.3.6	Sinacola Commercial Properties, Ltd. Letter Agreement, dated December 31, 2013

10.4	Voting Stock Option Plan, dated February 1, 2004 (1)

10.4.1	Voting Stock Option Plan as Amended and Restated July 19, 2004 (1)

10.5	Form of Subcontractor Agreement and Assignment of Intellectual Property (1)

10.6	Department of Transportation Approval Letter, dated October 3, 2008 (1)

10.7	Master Lease Agreement with VenCore Solutions, LLC, dated October 26, 2006 (1)

10.7.1	Moratorium on Payment Agreement, Vencore Solutions, LLC dated March 4, 2011 (1)

10.7.2	Second Moratorium on Payment Agreement, Vencore Solutions, LLC dated July 9, 2012 (1)

10.7.3	First warrant issued to Vencore Solutions, LLC pursuant to Second Moratorium on Payment Agreement, dated July 9, 2012 (1)

10.7.4	Second warrant issued to Vencore Solutions, LLC pursuant to Second Moratorium on Payment Agreement, dated July 9, 2012 (1)

10.7.5	Third Moratorium on Payment Agreement, Vencore Solutions, LLC dated August 2, 2013

10.7.6	Extension of Third Moratorium on Payment Agreement, Vencore Solutions, LLC dated August 2, 2013

10.8	Neville Financing Lease Agreement, dated April 12, 2012 (1)

10.9	Sinacola Commercial Properties, Ltd. Letter Agreement, dated December 10, 2009 (1)

10.9.1	Sinacola Commercial Properties, Ltd. Extension of Maturity and Notice of Conversion dated May 3, 2012

10.10	Afritex License Agreement dated March 26, 2010 (1)

10.10.1	Amendment To License Agreement dated December 16, 2010 (1)

10.10.2	Modification of Agreement dated December 21, 2010 (1)

10.10.3	Second Modification of Agreement with Afritex Medical Products (Pty) Limited, dated March 25, 2011 (1)

10.11	Afritex Distribution Agreement dated March 26, 2010 (1)

10.12	Federal Supply Schedule Contract V797P-4153b effective November 15, 2008 through November 14, 2013 (1)

10.13	Form of Distribution Agreement (1)

10.14	Letter Agreement with Sinacola Commercial Properties, Ltd. dated December 15, 2010 (1)

10.15	Promissory Note with Sinacola Commercial Properties, Ltd. dated December 31, 2010 (1)

10.16	Second Promissory Note with Sinacola Commercial Properties, Ltd. dated December 31, 2010 (1)

10.17	Stock Purchase Warrant with Sinacola Commercial Properties, Ltd. dated December 31, 2010 (1)

10.18	Sinacola Commercial Properties, Ltd. Letter Agreement, dated March 23, 2011 (1)

10.19	Second Modification of Agreement with Afritex Medical Products (Pty) Limited, dated March 25, 2011 (1)

10.20	Hagerman agreement dated October 8, 2012

10.21	Wall Street Buy Sell Hold Consulting Agreement dated October 22, 2012

10.22	Wall Street Buy Sell Hold Consulting Agreement dated March 11, 2013

10.23	Certificate of Designation of Series B Convertible Preferred Stock, dated December 20, 2013

10.23.1	Amended Certificate of Designation of Series B Convertible Preferred Stock, dated December 23, 2014*

10.24	Alpha Capital Anstalt et al, Securities Purchase Agreement dated December 26, 2013

10.25	Alpha Capital Anstalt et al, form of warrant issued pursuant to Securities Purchase Agreement dated December 26, 2013

10.26	Alpha Capital Anstalt et al, Securities Purchase Agreement dated December 29, 2014*

10.27	Alpha Capital Anstalt et al, form of warrant issued pursuant to Securities Purchase Agreement dated December 29, 2014*

10.28	PP Aviation Corporation, Teaming Agreement 1 dated March 25, 2013

10.28.1	PP Aviation Corporation, Teaming Agreement 1 dated March 25, 2013, Contract 1

10.28.2	PP Aviation Corporation, Teaming Agreement 2 dated December 19, 2013

10.29	Distribution agreement with Ajad Medical dated September 4, 2014*

14.1	Code of Ethics (1)

14.1.1	As amended Code of Ethics dated January 14, 3013

23.1	Consent of Oswald & Yap LLP (included in it opinion set forth in Exhibit 5 hereto) (1)

23.2	Consent of Sadler Gibb & Associates, LLC, Independent Registered Public Accounting Firm*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*

99.1	Form of Subscription Agreement (1)

(1)	Incorporated by reference to the registrant’s registration statement on Form S-1, File no. 333-159402, filed on May 21, 2009, as amended.
*	Filed herewith.

