Form 10-Q
period 2015-03-31
OxySure Systems Inc
filed 2015-05-18
CIK 1413797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares outstanding of the registrant’s class of $0.0004 par value common stock as of May 14, 2015 was 29,843,951.

PART I - FINANCIAL INFORMATION

ITEM 1.   CONDENSED FINANCIAL STATEMENTS

OXYSURE SYSTEMS INC.

BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$98,351	$647,093
Accounts receivable, net	429,610	369,575
Inventories	372,121	277,346
License fee receivable	448,308	463,308
Prepaid expenses and other current assets	86,747	53,588
Total current assets	1,435,137	1,810,910

Property and equipment, net	92,095	91,537
Intangible assets, net	355,207	362,764
Other assets	306,893	246,237

TOTAL ASSETS	$2,189,332	$2,511,448

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$557,942	$558,338
Related party payable	255,000	154,850
Capital leases - current	-	149
Notes payable - current, net of discount	88,484	40,897
Convertible notes payable, net of discount	702,505	606,932
Derivative liability	28,359	31,010
Total current liabilities	1,632,290	1,392,176

Long-term liabilities
Notes payable, net of discount	-	44,484
Total long-term liabilities	-	44,484

TOTAL LIABILITIES	1,632,290	1,436,661

COMMITMENTS AND CONTINGENCY (NOTE 9)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.0005 per share; 25,000,000 shares authorized;
518,750 Series A convertible preferred shares issued and outstanding as of March 31, 2015 and 593,750 shares issued and outstanding as of December 31, 2014.	258	296
975 Series B convertible preferred shares issued and outstanding as of March 31, 2015 and 1,145 shares issued and outstanding as of December 31, 2014.	-	-
Common stock, par value $0.0004 per share; 100,000,000 shares authorized;
29,630,026 shares of voting common stock issued and outstanding as of March 31, 2015 and 28,438,631 shares issued and outstanding as of December 31, 2014	11,855	11,377
Additional Paid-in Capital	19,926,240	19,104,322
Accumulated deficit	(19,381,311)	(18,041,208)

TOTAL STOCKHOLDERS’ EQUITY	557,042	1,074,787

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,189,332	$2,511,448

See accompanying notes to financial statements

OXYSURE SYSTEMS INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31,
	2015	2014

Revenues, net	$624,514	$356,229
Cost of goods sold	335,856	205,590
Gross profit	288,658	150,639

Operating expenses
Research and development	213,345	1,541
Sales and marketing	464,746	87,949
Other general and administrative	622,284	345,757
Total operating expenses	1,300,375	435,247
Loss from operations	(1,011,717)	(284,608)

Other income (expenses)
Gain on extinguishment of debt	-	16,226
Other income (expense)	117	(331)
Change in value of derivative liabilities	2,651	-
Interest expense	(331,154)	(107,607)
Total other expenses	(328,386)	(91,712)

Net loss	$(1,340,103)	$(376,320)

Basic and diluted net income (loss) per common share	$(0.05)	$(0.01)

Weighted average common shares outstanding:
Basic and diluted	28,951,882	25,889,334

See accompanying notes to financial statements

OXYSURE SYSTEMS INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,340,103)	$(376,320)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization expense	10,899	12,141
Amortization of debt discount and beneficial conversion features	288,556	95,776
Expenses paid by related parties	135,000	4,374
Stock based compensation	48,300	17,588
Forbearance expense	7,046	-
Gain on extinguishment of debt	-	(16,226)
(Gain)/Loss on derivative revaluation	(2,651)	-
Stock issued for services	62,670	-
Common stock warrants issued for services	4,433	-
Changes in operating assets and liabilities:
Accounts receivable	(60,035)	(272,816)
Inventories	(94,775)	10,407
License fees receivable	15,000	36,692
Prepaid expenses and other current assets	(33,159)	40,173
Accounts payable and accrued liabilities	(60,656)	212,259
Other assets	14,632	(2,976)

NET CASH USED IN OPERATING ACTIVITIES	(1,004,843)	(238,928)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(3,900)	(64,000)

NET CASH USED IN INVESTING ACTIVITIES	(3,900)	(64,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments made to related parties	(34,850)	(93,500)
Cash received from convertible notes payable	495,000	-
Payments made on convertible notes payable	-	(110,000)
Payments on capital leases	(149)	(576)
Exercising of warrants	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	460,001	(204,076)

Net change in cash and cash equivalents	(548,742)	(507,004)

Cash and cash equivalents, at beginning of period	647,093	657,673

Cash and cash equivalents, at end of period	$98,351	$150,669

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$272	$7,492
Income taxes	$-	$-

Supplemental non-cash investing and financing activities:
Conversion of convertible notes payable	$298,619	$25,000
Conversion of Series A preferred stock to common stock	38	25
Conversion of Series B preferred stock to common stock	127	-
Beneficial conversion feature	408,336	-

See accompanying notes to financial statements

OXYSURE® SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2015

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

The accompanying Condensed Financial Statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and therefore do not contain all of the information and footnotes required by GAAP and the SEC for annual financial statements. The Company's Condensed Financial Statements reflect all adjustments that management believes are necessary for the fair presentation of their financial position, results of operations, comprehensive loss and cash flows for the periods presented. The information at December 31, 2014 in the Company's Condensed Balance Sheet included in this quarterly report was derived from the audited Balance Sheet included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 31, 2015. Where applicable, the Company's 2014 Annual Report on Form 10-K is referred to in this quarterly report as the “2014 Annual Report.” This quarterly report should be read in conjunction with the 2014 Annual Report.

OXYSURE® SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Deferred Revenue and Income - We defer revenue and income when we invoice a customer or a customer makes a payment and the requirements of revenue recognition have not been met (i.e. persuasive evidence of an arrangement exists, shipment from a company warehouse has occurred, the price is fixed or determinable and collectability is reasonably assured). Deferred Revenue was $0 for each of the periods ended March 31, 2015 and December 31, 2014, respectively.

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

Inventories as at March 31, 2015 and December 31, 2014 consisted of the following:

	March 31,	December 31,
	2015	2014

Parts inventory	$149,954	$133,477
Work in process	41,114	41,114
Finished goods	181,053	102,755

Total inventories	$372,121	$277,346

OXYSURE® SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2015

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

Property and Equipment – Property and equipment are recorded at cost with depreciation and amortization provided over the shorter of the remaining lease term or the estimated useful life of the improvement ranging from three to seven years. Renewals and betterments that materially extend the life of an asset are capitalized. Expenditures for maintenance and repairs are charged to expense when incurred. Furniture and fixtures are depreciated over five years. Machinery and equipments are depreciated over five to seven years. Software is depreciated over three years.  Leasehold improvements are computed using the shorter of the estimated useful lives of the assets or the lease terms.  Depreciation expense was $3,342 and $4,631 for the three month periods ended March 31, 2015 and 2014, respectively.

Other Long-Lived Assets – We have two types of intangible assets – patents and trademarks. Intangible assets are carried at cost, net of accumulated amortization. Amortization expense for patents and trademarks was $7,557 and $7,508 for the three month periods ended March 31, 2015 and 2014, respectively.

Intangible assets with definite useful lives and other long-lived assets are tested for impairment if certain impairment indicators are identified.   Management evaluates the recoverability of its identifiable intangible assets in accordance with applicable accounting guidance, which requires the assessment of these assets for recoverability when events or circumstances indicate a potential impairment exists. If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Impairment charges for patents were $0 for each of the three month periods ended March 31, 2015 and 2014.

5-Year amortization expense for patents and trademarks is as follows:

2015	$30,232
2016	30,232
2017	30,232
2018	30,232
Thereafter	234,280
$355,207

OXYSURE® SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Other Assets– We record Other Assets net of accumulated amortization. Amortization expense for Other Assets was $19,308 and $27,242 for the three month periods ended March 31, 2015 and 2014, respectively.

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

Research and Development Costs – Costs associated with the development of our products are charged to expense as incurred.  $213,345 and $1,541 were incurred in the three month periods ended March 31, 2015 and 2014, respectively.

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

March 31, 2015

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

For the three month periods ended March 31, 2015 and 2014, stock based compensation expense was approximately $48,300 and $17,588, respectively, which consisted primarily of stock-based compensation expense related to stock options issued to the employees and recognized under GAAP.

Shipping and Handling Costs - Shipping and handling charges to customers are included in net revenues, and the associated costs incurred are recorded in cost of revenues.

Advertising Costs - Advertising costs are charged to operations when incurred.  We incurred $464,746 and $87,949 in advertising and promotion costs during the three month periods ended March 31, 2015 and 2014, respectively.

Net Income (Loss) Per Share - Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding. However, basic loss per share excludes anti-dilutive securities. Diluted earnings per share is computed based on the weighted average number of common shares outstanding, increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued, and reduced by the number of shares the Company could have repurchased from the proceeds from issuance of the potentially dilutive shares. Potentially dilutive shares of common stock include stock options and other stock-based awards granted under stock-based compensation plans and shares committed to be purchased under the employee stock purchase plan. As of March 31, 2015 there were 6,460,757 potentially dilutive shares.

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

March 31, 2015

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

The Frisco Note requires varying annual principal payments through December 2015. The Frisco Note is non-interest bearing; however, interest has been imputed at 12.34% per annum. The unamortized discount at March 31, 2015 was $15,516, and the net amount of the Frisco Note as at March 31, 2015 was $88,484.

Future principal payments of the Frisco Note payable are as follows:

2015	52,000
2016	52,000
$104,000

During the three months ended March 31, 2015 we issued three convertible notes with a total principal value of $536,000 for $495,000 in cash. The notes contained original issuance discounts for a total of $41,000, and interest rates ranging from 8% to 12%. The maturity dates of the notes range from September 25, 2015 to February 19, 2016. The creditors have the option at any time to convert the principal and any accrued interest into common stock of the Company at an average discount rate of approximately thirty six percent off the market price of the Company’s common stock.

OXYSURE® SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

NOTE 3 - SHAREHOLDERS’ EQUITY

Preferred Shares Rights

We have 25,000,000 shares of preferred stock authorized, par value $0.0005 per share.

Series A Convertible Preferred Stock: As of March 31, 2015, the Company had authorized the issuance of 3,143,237 shares of preferred stock designated as Series A Convertible Preferred Stock (“Series A Preferred”). The original issue price of the Series A Preferred is $1.00 per share. There were 518,750 and 593,750 Series A Preferred shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively.

During the three months ended March 31, 2015 the Company did not issue any shares of the Series A Preferred, and 75,000 shares of the Series A Preferred have been converted into approximately 91,500 shares of our common stock in a cashless conversion at a conversion ratio of 1.22:1.

Series B Convertible Preferred Stock: As of March 31, 2015, we had 3,500 shares of preferred stock designated as Series B Convertible Preferred Stock (“Series B Preferred”). The original issue price of the Series B Preferred is $1,000 per share. There were 975 and 1,145 Series B Preferred shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively.

During the three months ended March 31, 2015 the Company did not issue any shares of the Series B Preferred and 170 shares of Series B Preferred were converted into 318,349 shares of our common stock.

Common Stock

The Company has authorized 100,000,000 shares of $0.0004 par value common stock.

During the three months ended March 31, 2015:

(1)	We issued 91,500 shares of common stock pursuant to the cashless conversion of 75,000 shares of Series A Preferred;
(2)	We issued 318,349 shares of common stock pursuant to the cashless conversion of 170 shares of Series B Preferred;
(3)	We issued 695,247 shares of common stock pursuant to the cashless, partial conversion of convertible notes payable and accrued interest, valued at $289,619;
(4)	We issued 88,000 shares of common stock for services valued at $62,670;
(5)	We recorded $48,300 for the computed fair value of options issued to employees, non-employee directors, and consultants, net of cancellations and forfeitures;
(6)	We recorded $4,433 for the computed fair value of warrants issued for services; and
(7)	We recorded $408,336 in connection with beneficial conversion features.

As of March 31, 2015 we had approximately 29,630,026 shares of common stock issued and outstanding.

OXYSURE® SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2015

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

Stock Options

The following table summarizes information about the number and weighted average of the options that were forfeited or expired under the Plan as at March 31, 2015:

	Employee		Non-Employee
		Weighted		Weighted
	Number	Average	Number	Average	Combined
	Of	Exercise	Of	Exercise	Total
Outstanding at December 31, 2014	1,707,488	$0.31	-	$-	1,707,488
Granted	312,500	$.96	-	$-	312,500
Exercised	-	$-	-	$-	-
Forfeited/Cancelled	-	$-	-	$-	-
Outstanding at March 31, 2015	2,019,988	$0.41	-	$-	2,019,988

The number of stock options exercisable at March 31, 2015 was 1,474,988.

OXYSURE® SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

NOTE 4 - STOCK OPTIONS AND WARRANTS (CONTINUED)

We used the following assumptions to estimate the fair value of options granted under the Plan for the three months ended March 31, 2015 and 2014:

	Equity Incentive Plans for Quarter Ended March 31,
	2014	2013

Expected terms (in years)	5-10	5-10
Volatility (weighted ave.)	83.79%	40.45%
Risk-free interest rate (weighted ave.)	0.91%-1.07%	1.05%-1.74%
Expected dividend rate	0%	0%

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

Stock compensation cost, using the graded vesting attribute method in accordance with Codification topic 718, is recognized over the requisite service period, generally 5 years, during which each tranche of shares is earned (zero, one, two, three, and four years).  The value of each tranche is generally amortized on a straight-line basis.  For the three months ended March 31, 2015 and 2014, stock based compensation expense was approximately $48,300 and $17,588, respectively, which consisted primarily of stock-based compensation expense related to stock options recognized under GAAP issued to employees.  For each of the three months ended March 31, 2015 and 2014, the number of options exercised was 0.

Compensation expense is recognized only for the portion of stock options that are expected to vest, assuming an expected forfeiture rate in determining stock-based compensation expense, which could affect the stock-based compensation expense recorded if there is a significant difference between actual and estimated forfeiture rates. As of March 31, 2015, total unrecognized compensation cost related to stock-based awards granted to employees and non-employee directors was $84,328.

OXYSURE® SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

NOTE 4 - STOCK OPTIONS AND WARRANTS (CONTINUED)

Warrants.

The following table summarizes our warrant activities for the three months ended March 31, 2015:

		Weighted
	Number	Average
	Of	Exercise
	Warrants	Price
Outstanding at December 31, 2014	3,569,260	$1.37

Granted	15,000	$1.20
Exercised	-	$-
Forfeited/Cancelled	(270,000)	$2.50
Outstanding at March 31, 2015	3,314,260	$1.28

The number of warrants exercisable at March 31, 2015 was 3,314,260.

NOTE 5 – RELATED PARTY TRANSACTIONS

A summary of the related party financings and notes as at March 31, 2015 is as follows:

Related party	Julian Ross (1)
Amount	$255,000
Stated interest rate	0%
Maturity	n/a

(1) Our CEO, Mr. Ross provides us shareholder cash advances and other consideration from time to time to fund working capital.

OXYSURE® SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2015

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

The following presents total revenue by geographic region for the three month periods ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014
Product Revenue:
United States - product sales	$624,514	$301,603
ROW - product sales	-	37,126
ROW - license fees/service revenue	-	17,500
Totals	$624,514	$356,229

NOTE 8 – GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Historically we have been suffering from recurring loss from operations. We have an accumulated deficit of $19,381,311 and $18,041,208 at March 31, 2015 and December 31, 2014, respectively, and stockholders’ equity of $557,042 and $1,074,787 as of March 31, 2015 and December 31, 2014, respectively. We require substantial additional funds to manufacture and commercialize our products. Our management is actively seeking additional sources of equity and/or debt financing; however, there is no assurance that any additional funding will be available.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying March 31, 2015 balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, to maintain present financing, and to generate cash from future operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis summarizes the significant factors affecting our results of operations, financial conditions and liquidity position for the three months ended March 31, 2015 and 2014, and should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this report.

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

Highlights

Some of our key financial performance statistics for the three months ended March 31, 2015, as compared to the same metric for the three months ended March 31, 2015, include the following:

●	Total revenue increased by approximately 75% to $624,514 as compared to $356,229 for the prior period;

●	Net loss increased by approximately $963,783 to $1,340,103 or $0.05 per share for the quarter as compared to a loss of $376,320 or $0.01 per share during the prior period; and

●	General and administrative expense increased 80% to $622,287 as compared to $345,757 for the prior period.

Some of our key non-financial highlights and milestones achieved during the first quarter of 2015 include the following:

●	We hired territory managers in several key markets across the country, including Michigan, Arizona, Texas, Georgia, Colorado and Pennsylvania;

●	We welcomed Thomas Cox, an advisor to leading private equity firms to our Board of Directors.

●	We announced various new US distribution agreements, including Stop Heart Attack, Team Life, Health Education Services, Chris Gardner & Associates and Cardio Partner Resources; and

●	We announced a $1.575 million institutional financing.

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

The OxySure Strategy

The following summarizes the principal elements of our strategy:

●	We launched the OxySure Model 615 into the K-12 education market in the United States, and we subsequently diversified into other institutional markets, such as colleges, churches and places of worship, manufacturing facilities and other commercial and municipal buildings. We plan to continue to pursue institutional customers in these and other vertical markets, both in the United States and internationally.

●	We believe that Model 615 is a natural complement and companion product to an Automated External Defibrillator (AED). We plan to continue to market Model 615 as a companion product to AEDs, and our goal in the foreseeable future is to pursue the placement of the OxySure Model 615 next to as many AEDs as possible, in the United States as well as internationally. We believe in the long term, however, Model 615 has the potential to become a standard issue item for public and private settings, just like a fire extinguisher.

●	We plan to continue to leverage our core competencies in oxygen, breathing technologies, research and manufacturing to pursue revenue opportunities in new vertical markets, including the military.

●	We plan to continue to build our sales force by recruiting dedicated sales professionals focusing on business to business sales, former first responders, paramedics and firefighters as well individuals from other medical, first aid and safety sales areas to market our products and craft solutions for our customers.

●	Our channel strategy includes leveraging distribution partnerships to enhance market penetration, and we plan to increase our efforts to partner with distributors, including distributors of AEDs, safety products and medical devices. We plan to invest resources in training and tools for our distribution partners’ sales, systems and support organizations, in order to improve the overall efficiency and effectiveness of these partnerships.

●

We plan to continue our increasing efforts to promote market awareness and education of our products and their critical need, and our efforts may include partnerships with industry, medical thought leaders, and community and advocacy organizations.

●	We plan to market to “at risk” markets – people with conditions such as asthma and other respiratory and medical conditions where supplemental or emergency oxygen is either required or desired – by way of direct to consumer campaigns utilizing television, print and online media to increase sales, awareness and brand recognition.

●	We plan to pursue market catalysts such as a legislative agenda for state and federal mandates, medical reimbursement for at risk markets, and insurance underwriting benefits and discounts for product users.

●	We plan to continue to diversify our product offerings through the addition of complimentary or additive products and solutions that enhance our core product usability, feasibility, appeal or application, or that enhances our ability to access or add value to existing and new customers. In addition, we plan to continue our development efforts focused on developing new products incorporating our core “oxygen from powder” technology for other vertical markets, such as aviation, mining, and sports and recreation as applicable.

●	We plan to pursue strategic alliances where applicable to accelerate our growth and access to new customers, sales channels, markets and products.

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

	Three months ended March 31,
	2015	2014

Net income loss	$(1,340,103)	$(376,320)
Shares used in computing basic loss per share amounts (weighted ave.)	28,951,882	25,889,334
Shares used in computing diluted loss per share amounts (weighted ave.)	28,951,882	25,889,334
Net loss per share:
Basic and Diluted	$(0.05)	$(0.01)

Results for the Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014 (unaudited)

Revenues

We had $624,514 in revenues from operations for the three months ended March 31, 2015 as compared to revenues of $356,229 for the three months ended March 31, 2014.  The increase in revenues is primarily attributable to an increase in US product sales and military products.

Expenses

Total expenses for the three months ended March 31, 2015 were $1,968,590, which amount includes $1,300,375 of operating expenses, $335,856 in cost of goods sold, and $331,154 in interest expense, as compared to total expenses for the three months ended March 31, 2014 of $748,775, which amount includes $435,247 of operating expenses, $205,590 in cost of goods sold, and $107,607 in interest expense. The increase in total selling, general and administrative expenses is primarily attributable to an increase in advertising and promotional expense, an increase in other general and administrative expense, and an increase in interest expense, and an increase in research and development expense. The increase in interest expense is primarily attributable to an increase in interest expense related to convertible notes.

Research and Development

Research and development expenses of $213,345 and $1,541 were incurred in the three months periods ended March 31, 2015 and 2014, respectively.  The increase in research and development expense is primarily attributable to an increase in research and development expense associated with products for military markets.

Net Income (Loss)

Net loss for the three months ended March 31, 2015 was $1,340,103 and basic and diluted net loss per share was $(0.05) as compared to a net loss for the three months ended March 31, 2014 of $ $376,320 and basic and diluted net loss per share of $(0.01). The increase in net loss during the period ended March 31, 2015 as compared to the three months ended March 31, 2014 is primarily due to the combined effect of an increase in research and development expense, an increase in interest expense, an increase in sales and marketing expense and an increase in other general and administrative expenses, offset by an increase in revenues and gross margin.

Liquidity and Capital Resources

We had a cash balance of approximately $98,351 as of March 31, 2015, as compared to $647,093 as of December 31, 2014.  Our funds are kept in financial institutions located in the United States of America.

We had a working capital deficit of $187,358 as of March 31, 2015 as compared to a working capital of $418,734 as of December 31, 2014.

We had total notes payable of $790,989 and $647,829 as of March 31, 2015 and December 31, 2014, respectively. The increase in Notes Payable was primarily due to an increase new convertible notes payable offset by partial note conversions into common stock.

We generally provide our customers with terms of up to 30 days on our accounts receivable.  In some cases we require prepayment, depending on history or credit review.  Further, we generally require pre-payment on orders shipped to international destinations.  Our accounts receivable, net of allowances, were $429,610 and $369,575 as at March 31, 2015 and December 31, 2014, respectively.

Since inception, we have been engaged primarily in product research and development, obtaining certain regulatory approvals, investigating markets for our products, developing manufacturing and supply chain partners, developing our production capability, and developing distribution, licensing and other channel relationships. In the course of funding research and development activities, we have sustained operating losses since inception and have an accumulated deficit of $19,381,311 at March 31, 2015.

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

During the remainder of 2015 and 2016, we will need additional capital to market and sell our products, and to further develop and enhance our current product offerings, introduce new products and address unanticipated competitive threats, technical problems, economic conditions or other requirements.  We estimate that we will require approximately $2.97 million over the next 12 months to remain viable.  There is no assurance that we will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.  However, there can be no assurance that any additional financing will be available to us.  Additional equity financing may involve substantial dilution to our then existing stockholders.  In the event we are unable to raise additional capital, we may be required to substantially reduce or curtail our activities.

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

On May 8, 2015, we filed a lawsuit against Wall Street Buy Sell Hold, Inc., and its principals Christopher and Jerry Castaldo in federal court in the Eastern District of Texas. The suit arises out of certain agreements made between the defendants and us. These and/or similar agreements are also the subject of parallel breach of contract actions between us and WSBSH in the 2013 suit in New York state.

The core of the Texas federal suit is that WSBSH attempted to contract to provide broker/dealer services despite the fact that, unbeknownst to us, its principal was a disgraced former broker who was not licensed to provide such services under state and federal law. Irrespective of the defendants' failed performance, the Texas suit seeks the return of the compensation and shares we paid and rescission of their illegal contracts, which are voidable at the option of the innocent party, as well as our attorney's fees.

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

DATED: May 18, 2015	OXYSURE SYSTEMS, INC.

/s/ Julian T. Ross
BY: Julian T. Ross
ITS: President and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

