Form 10-Q
period 2015-06-30
OxySure Systems Inc
filed 2015-08-19
CIK 1413797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares outstanding of the registrant’s class of $0.0004 par value common stock as of August 18, 2015 was 32,003,034.

PART I - FINANCIAL INFORMATION

ITEM 1.   CONDENSED FINANCIAL STATEMENTS

OXYSURE SYSTEMS INC.
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$875,941	$647,093
Restricted cash	2,000,000	-
Accounts receivable, net	711,148	369,575
Inventories	422,551	277,346
License fee receivable	448,308	463,308
Prepaid expenses and other current assets	91,747	53,588
Total current assets	4,549,695	1,810,910

Property and equipment, net	88,617	91,537
Intangible assets, net	347,650	362,764
Other assets	296,605	246,237

TOTAL ASSETS	$5,282,567	$2,511,448

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$810,784	$558,338
Related party payable	200,000	154,850
Capital leases - current	-	149
Notes payable - current, net of discount	43,723	40,897
Convertible notes payable, net of discount	981,475	606,932
Derivative liability	249,200	31,010
Total current liabilities	2,285,182	1,392,176

Long-term liabilities
Notes payable	-	44,484
Total long-term liabilities	-	44,484

TOTAL LIABILITIES	2,285,182	1,436,660

COMMITMENTS AND CONTINGENCY

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.0005 per share; 25,000,000 shares authorized;
518,750 Series A convertible preferred shares issued and outstanding as of June 30, 2015 and 593,750 shares issued and outstanding as of December 31, 2014.	258	296
900 Series B convertible preferred shares issued and outstanding as of June 30, 2015 and 1,145 shares issued and outstanding as of December 31, 2014.	1	1
770,000 Series C convertible preferred shares issued and outstanding as of June 30, 2015 and 0 shares issued and outstanding as of December 31, 2014.	385	-
1,050,000 Series D convertible preferred shares issued and outstanding as of June 30, 2015 and 0 shares issued and outstanding as of December 31, 2014.	525	-
531,666 Series E convertible preferred shares issued and outstanding as of June 30, 2015 and 0 shares issued and outstanding as of December 31, 2014.	266	-
Common stock, par value $0.0004 per share; 100,000,000 shares authorized;
31,224,000 shares of voting common stock issued and outstanding as of June 30, 2015 and 28,438,631 shares issued and outstanding as of December 31, 2014	12,492	11,377
Stock subscription receivable	(1,231,666)	-
Additional Paid-in Capital	24,854,869	19,104,322
Accumulated deficit	(20,639,745)	(18,041,208)

TOTAL STOCKHOLDERS’ EQUITY	2,997,385	1,074,788

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,282,567	$2,511,448

See accompanying notes to financial statements

OXYSURE SYSTEMS INC.
STATEMENTS OF OPERATIONS (Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014

Revenues, net	$1,046,019	$678,111	$1,670,533	$1,034,340
Cost of goods sold	409,183	264,856	745,039	470,446
Gross profit	636,836	413,255	925,494	563,894

Operating expenses
Research and development	$297,456	$275,974	$510,801	$277,515
Sales and marketing	329,393	154,044	794,139	241,993
Other general and administrative	621,066	259,230	1,243,350	604,987
Total operating expenses	1,247,915	689,248	2,548,290	1,124,495

Loss from operating expenses	(611,079)	(275,993)	(1,622,796)	(560,600)

Other income (expenses)
Interest expense	(561,791)	(85,980)	(892,945)	(193,587)
Change in value of derivative liabilities	119,933	-	122,584	-
Derivative expense	(204,272)	-	(204,272)	-
Other income (expense)	(1,225)	42,465	(1,108)	58,360
Total other income (expenses)	(647,355)	(43,515)	(975,741)	(135,227)

Net loss	$(1,258,434)	$(319,508)	$(2,598,537)	$(695,828)

Basic and diluted net loss per common share	$(0.04)	$(0.01)	$(0.09)	$(0.03)

Weighted average common shares outstanding:
Basic and diluted	30,215,788	25,996,642	29,587,327	25,956,948

See accompanying notes to financial statements

OXYSURE SYSTEMS INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended
	June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,598,537)	$(695,828)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization expense	21,934	24,853
Amortization of debt discount and beneficial conversion features	803,870	121,140
Gain on forgiveness of debt	(37,714)	-
Gain on extinguishment of debt	-	(42,525)
Excess derivative over proceeds	204,272	-
Derivative liability fair value adjustment	(122,584)	-
Expenses paid on behalf of related parties	137,150	-
Expenses paid by related parties	-	4,374
Warrants issued for services	8,883	-
Stock based compensation	106,911	17,588
Common stock issued for services	62,670	-
Changes in operating assets and liabilities:
Accounts receivable	(341,573)	(363,543)
Inventories	(145,205)	1,804
License fees receivable	15,000	36,692
Prepaid expenses and other current assets	(38,159)	62,509
Other assets	(50,368)	-
Accounts payable and accrued liabilities	282,345	304,405
Deferred revenue	-	(2,976)

NET CASH USED IN OPERATING ACTIVITIES	(1,691,105)	(531,507)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(3,900)	(70,651)
Purchase of intangible assets	-	(198)

NET CASH USED IN INVESTING ACTIVITIES	(3,900)	(70,849)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock subscribed and issued for cash	80,001	10,672
Preferred stock issued for cash and warrants	2,650,001	-
Cash received from related parties	-	9,800
Payments made to related parties	(92,000)	(108,300)
Cash received from convertible notes payable	1,461,000	247,500
Payments made on convertible notes payable	(175,000)	(192,000)
Payments on capital leases	(149)	(1,008)

NET CASH PRODUCED BY FINANCING ACTIVITIES	3,923,853	(33,336)

Net change in cash and cash equivalents	2,228,848	(635,692)

Cash and cash equivalents, at beginning of period	647,093	657,673

Cash and cash equivalents, at end of period	$2,875,941	$21,981

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental non-cash investing and financing activities:
Conversion of preferred stock to common	$246	$-
Conversion of convertible notes payable	804,138	-
Beneficial conversion feature	808,532	-
Initial value of the derivative	165,200	-

See accompanying notes to financial statements

OXYSURE® SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2015

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

Deferred Revenue and Income - We defer revenue and income when we invoice a customer or a customer makes a payment and the requirements of revenue recognition have not been met (i.e. persuasive evidence of an arrangement exists, shipment from a company warehouse has occurred, the price is fixed or determinable and collectability is reasonably assured). Deferred Revenue was $0 for each of the periods ended June 30, 2015 and December 31, 2014, respectively.

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

Inventories as at June 30, 2015 and December 31, 2014 consisted of the following:

	June 30,	December 31,
	2015	2014

Parts inventory	$181,863	$133,477
Work in process	41,994	41,114
Finished goods	198,694	102,755
Total inventories	$422,551	$277,346

OXYSURE® SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2015

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

Property and Equipment – Property and equipment are recorded at cost with depreciation and amortization provided over the shorter of the remaining lease term or the estimated useful life of the improvement ranging from three to seven years. Renewals and betterments that materially extend the life of an asset are capitalized. Expenditures for maintenance and repairs are charged to expense when incurred. Furniture and fixtures are depreciated over five years. Machinery and equipments are depreciated over five to seven years. Software is depreciated over three years.  Leasehold improvements are computed using the shorter of the estimated useful lives of the assets or the lease terms.  Depreciation expense was $3,478 and $5,155 for the three month periods ended June 30, 2015 and 2014, respectively. Depreciation expense was $6,820 and $9,786 for the six month periods ended June 30, 2015 and 2014, respectively.

Other Long-Lived Assets – We have two types of intangible assets – patents and trademarks. Intangible assets are carried at cost, net of accumulated amortization. Amortization expense for patents and trademarks was $7,557 and $7,558 for the three month periods ended June 30, 2015 and 2014, respectively. Amortization expense for patents and trademarks was $15,114 and $15,066 for the six month periods ended June 30, 2015 and 2014, respectively

Intangible assets with definite useful lives and other long-lived assets are tested for impairment if certain impairment indicators are identified.   Management evaluates the recoverability of its identifiable intangible assets in accordance with applicable accounting guidance, which requires the assessment of these assets for recoverability when events or circumstances indicate a potential impairment exists. If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Impairment charges for patents were $0 for each of the three month periods ended June 30, 2015 and 2014.

5-Year amortization expense for patents and trademarks is as follows:

2015	$30,232
2016	30,232
2017	30,232
2018	30,232
Thereafter	226,723
$347,650

OXYSURE® SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Other Assets– We record Other Assets net of accumulated amortization. Amortization expense for Other Assets was $21,911 and $10,051 for the three month periods ended June 30, 2015 and 2014, respectively. Amortization expense for Other Assets was $42,034 and $37,562 for the six month periods ended June 30, 2015 and 2014, respectively.

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

Amortization expense for websites and URLs was $9,654 and $9,654 for the three month periods ended June 30, 2015 and 2014, respectively. Amortization expense for websites and URLs was $19,309 and $19,309 for the six month periods ended June 30, 2015 and 2014, respectively.

Research and Development Costs – Costs associated with the development of our products are charged to expense as incurred.  Research and development expense was $297,456 and $275,974 for the three month periods ended June 30, 2015 and 2014, respectively. Research and development expense was $510,801 and $277,515 for the six month periods ended June 30, 2015 and 2014, respectively.

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

June 30, 2015

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

For the three month periods ended June 30, 2015 and 2014, stock based compensation expense was approximately $58,611 and $0, respectively, which consisted primarily of stock-based compensation expense related to stock options issued to the employees and recognized under GAAP. For the six month periods ended June 30, 2015 and 2014, stock based compensation expense was approximately $106,911 and $17,588, respectively.

Shipping and Handling Costs - Shipping and handling charges to customers are included in net revenues, and the associated costs incurred are recorded in cost of revenues.

Advertising Costs - Advertising costs are charged to operations when incurred.  We incurred $329,393 and $154,044 in advertising and promotion costs during the three month periods ended June 30, 2015 and 2014, respectively. Advertising and promotion costs during the six month periods ended June 30, 2015 and 2014 were $794,139 and $241,993, respectively.

Net Income (Loss) Per Share - Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding. However, basic loss per share excludes anti-dilutive securities. Diluted earnings per share is computed based on the weighted average number of common shares outstanding, increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued, and reduced by the number of shares the Company could have repurchased from the proceeds from issuance of the potentially dilutive shares. Potentially dilutive shares of common stock include stock options and other stock-based awards granted under stock-based compensation plans and shares committed to be purchased under the employee stock purchase plan. As of June 30, 2015 there were 18,268,932 potentially dilutive shares.

Recent Accounting Pronouncements

We have reviewed recent accounting pronouncements and concluded that they are either not applicable to our business or that no material effect is expected on the financial statements as a result of future adoption.

OXYSURE® SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2015

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

The Frisco Note requires varying annual principal payments through December 2015. The Frisco Note is non-interest bearing; however, interest has been imputed at 12.34% per annum. The unamortized discount at June 30, 2015 was $8,000, and the net amount of the Frisco Note as at June 30, 2015 was $44,000.

Future principal payments of the Frisco Note payable are as follows:

2015	52,000
Total	$52,000

During the three months ended June 30, 2015 we issued seven convertible notes with a total principal value of $1,147,500 for $966,000 in cash. The notes contained original issuance discounts for a total of $181,000, and interest rates ranging from 10% to 12%. The maturity dates of the notes range from November 25, 2015 to May 4, 2017. The creditors have the option at any time to convert the principal and any accrued interest into common stock of the Company at a weighted average discount rate of approximately thirty percent off the market price of the Company’s common stock, as calculated at June 30, 2015.

OXYSURE® SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

During the quarter, we issued warrants associated with notes. In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from the notes were allocated based on the relative fair values of the notes without the warrants issued in conjunction with the notes and of the warrants themselves at the time of issuance. As a result of issuing the warrants with subordinated convertible promissory notes, beneficial conversion options were recorded as debt discounts reflecting the incremental conversion option intrinsic value benefits totaling $400,196, at the time of issuance provided to the holders of the notes, which we also amortize as interest expense over the life of the notes. We recorded interest expense in the amounts of $638,190 and $0 for the three months ended June 30, 2015 and 2014, respectively in connection with all the notes issued with warrants that contained beneficial conversion features.

NOTE 3 - SHAREHOLDERS’ EQUITY

Preferred Shares Rights

We have 25,000,000 shares of preferred stock authorized, par value $0.0005 per share.

Series A Convertible Preferred Stock: As of June 30, 2015, the Company had authorized the issuance of 3,143,237 shares of preferred stock designated as Series A Convertible Preferred Stock (“Series A Preferred”). The original issue price of the Series A Preferred is $1.00 per share. There were 518,750 and 593,750 Series A Preferred shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively.

During the three months ended June 30, 2015 the Company did not issue any shares of the Series A Preferred, and no shares of the Series A Preferred have been converted into common stock.

Series B Convertible Preferred Stock: As of June 30, 2015, we had 3,500 shares of preferred stock designated as Series B Convertible Preferred Stock (“Series B Preferred”). The original issue price of the Series B Preferred is $1,000 per share. There were 900 and 1,145 Series B Preferred shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively.

During the three months ended June 30, 2015 the Company did not issue any shares of the Series B Preferred and 75 shares of Series B Preferred were converted into 204,188 shares of our common stock.

Series C Convertible Preferred Stock: As of June 30, 2015, we had 770,000 shares of preferred stock designated as Series C Convertible Preferred Stock (“Series C Preferred”). The original issue price of the Series C Preferred is $2.00 per share. There were 770,000 and 0 Series C Preferred shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively.

During the three months ended June 30, 2015 the Company issued 770,000 shares of the Series C Preferred and no shares of Series C Preferred were converted into common stock.

Series D Convertible Preferred Stock: As of June 30, 2015, we had 1,050,000 shares of preferred stock designated as Series D Convertible Preferred Stock (“Series D Preferred”). The original issue price of the Series D Preferred is $2.00 per share. There were 1,050,000 and 0 shares of the Series D Preferred issued and outstanding as of June 30, 2015 and December 31, 2014, respectively.

During the three months ended June 30, 2015 the Company issued 1,050,000 shares of the Series D Preferred and no shares of Series D Preferred were converted into common stock.

Series E Convertible Preferred Stock: As of June 30, 2015, we had 531,666 shares of preferred stock designated as Series E Convertible Preferred Stock (“Series E Preferred”). The original issue price of the Series E Preferred is $1.00 per share. There were 531,666 and 0 shares of the Series E Preferred issued and outstanding as of June 30, 2015 and December 31, 2014, respectively.

During the three months ended June 30, 2015 the Company issued 531,666 shares of the Series E Preferred and no shares of Series E Preferred were converted into common stock.

Common Stock

The Company has authorized 100,000,000 shares of $0.0004 par value common stock.

During the three months ended June 30, 2015:

(1)	We issued 133,333 shares of common stock for $80,000 in cash.
(2)	We issued 204,188 shares of common stock pursuant to the cashless conversion of 75 shares of Series B Preferred;
(3)	We issued 1,256,453 shares of common stock pursuant to the conversion of convertible notes;
(4)	We issued 770,000 shares of the Series C Preferred for which we received $700,000 in cash and recorded a stock subscription receivable for the remaining $700,000;
(5)	We issued 1,050,000 shares of the Series D Preferred for $2,000,000 in cash held in escrow, to be released upon our uplisting to a national exchange;
(6)	We recorded $58,611 for the computed fair value of options issued to employees, non-employee directors, and consultants, net of cancellations and forfeitures; and
(7)	We recorded $400,196 in connection with beneficial conversion features.

As of June 30, 2015 we had approximately 31,244,000 shares of common stock issued and outstanding.

OXYSURE® SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2015

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

Stock Options

The following table summarizes information about the number and weighted average of the options that were forfeited or expired under the Plan as at June 30, 2015:

	Employee		Non-Employee
		Weighted		Weighted
	Number	Average	Number	Average	Combined
	Of	Exercise	Of	Exercise	Total
Outstanding at March 31, 2015	2,513,838	$0.41	-	$-	2,513,838
Granted	-	$-	-	$-	-
Exercised	-	$-	-	$-	-
Forfeited/Cancelled	-	$-	-	$-	-
Outstanding at June 30, 2015	2,513,838	$0.41	-	$-	2,513,838

The number of stock options exercisable at June 30, 2015 was 1,627,296.

OXYSURE® SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

NOTE 4 - STOCK OPTIONS AND WARRANTS (CONTINUED)

We used the following assumptions to estimate the fair value of options granted under the Plan for the three and six months ended June 30, 2015 and 2014:

	Equity Incentive Plans		Equity Incentive Plans
	for the Three Months Ended June 30,		for the Six Months Ended June 30,
	2015	2014	2015	2014

Expected terms (in years)	5-10	5-10	5-10	5-10
Volatility (weighted ave.)	83.79%	40.45%	83.79%	40.45%
Risk-free interest rate	.85% - 1.74%	1.50% - 1.80%	.85% - 1.74%	1.44% - 1.80%
Expected dividend rate	0%	0%	0%	0%

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

Stock compensation cost, using the graded vesting attribute method in accordance with Codification topic 718, is recognized over the requisite service period, generally 5 years, during which each tranche of shares is earned (zero, one, two, three, and four years).  The value of each tranche is generally amortized on a straight-line basis.  For the three months ended June 30, 2015 and 2014, stock based compensation expense was approximately $58,611 and $0, respectively, which consisted primarily of stock-based compensation expense related to stock options recognized under GAAP issued to employees.  For each of the three months ended June 30, 2015 and 2014, the number of options exercised was 0.

Compensation expense is recognized only for the portion of stock options that are expected to vest, assuming an expected forfeiture rate in determining stock-based compensation expense, which could affect the stock-based compensation expense recorded if there is a significant difference between actual and estimated forfeiture rates. As of June 30, 2015, total unrecognized compensation cost related to stock-based awards granted to employees and non-employee directors was $323,715.

OXYSURE® SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

NOTE 4 - STOCK OPTIONS AND WARRANTS (CONTINUED)

Warrants.

The following table summarizes our warrant activities for the three months ended June 30, 2015:

		Weighted
	Number	Average
	Of	Exercise
	Warrants	Price
Outstanding at March 31, 2015	3,304,260	$1.28
Granted	1,659,696	$1.11
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding at June 30, 2015	4,963,956	$1.22

The number of warrants exercisable at June 30, 2015 was 4,963,956.

NOTE 5 – RELATED PARTY TRANSACTIONS

A summary of the related party financings and notes as at June 30, 2015 is as follows:

Related party	Julian Ross (1)
Amount	$200,000
Stated interest rate	0%
Maturity	n/a

(1) Our CEO, Mr. Ross provides us shareholder cash advances and other consideration from time to time to fund working capital.

OXYSURE® SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2015

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

NOTE 7 – FAIR VALUE MEASUREMENTS

Changes related to derivatives for the six months ended June 30, 2015 are as follows:

Balance as of December 31, 2014	$31,010
Additions related to embedded derivative of convertible notes issued	369,472
Gain on decrease in value of derivative liabilities	(122,584)
Conversions	(28,698)
Balance as of June 30, 2015	$249,200

During the six month period the Company recorded derivatives related to convertible notes of $369,472 of which $204,272 exceed the proceeds of the convertible notes and was recorded as a derivative expense. The Company also converted $28,698 and recorded a gain on the change in the fair value of the derivative of $122,584.

NOTE 8 – SEGMENT INFORMATION

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

The following presents total revenue by geographic region for the three month periods ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

United States - product sales	$1,044,066	$677,508	$1,668,580	$979,110
ROW - product sales	1,953	603	1,953	37,730
ROW - license fees/service revenue	-	-	-	17,500
Totals	$1,046,019	$678,111	$1,670,533	$1,034,340

NOTE 9 – GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Historically we have been suffering from recurring loss from operations. We have an accumulated deficit of $20,639,745 and $18,041,208 at June 30, 2015 and December 31, 2014, respectively, and stockholders’ equity of $2,997,385 and $1,074,787 as of June 30, 2015 and December 31, 2014, respectively. We require substantial additional funds to manufacture and commercialize our products. Our management is actively seeking additional sources of equity and/or debt financing; however, there is no assurance that any additional funding will be available.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying June 30, 2015 balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, to maintain present financing, and to generate cash from future operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis summarizes the significant factors affecting our results of operations, financial conditions and liquidity position for the three months ended June 30, 2015 and 2014, and should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this report.

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

Highlights

Financial highlights:

●	Total revenue increased 54% to $1,046,019 for the three months ended June 30, 2015 as compared to $678,111 for the prior period;

●	Total revenue increased 62% to $1,670,533 for the six months ended June 30, 2015 as compared to $1,034,340 for the prior period;

●	Gross profit increased 54% to $636,836 for the three months ended June 30, 2015 as compared to $413,255 for the prior period;

●	Gross profit increased 64% to $925,494 for the six months ended June 30, 2015 as compared to $563,894 for the prior period;

●	Total cash equivalents increased 344% to $2,875,941 at June 30, 2015 from $647,093 at December 31, 2014;

●	Working capital surplus increased 441% to $2,264,512 at June 30, 2015 from $418,734 at December 31, 2014;

●	Total assets increased 110% to $5,282,567 at June 30, 2015 from $2,511,448 at December 31, 2014; and

●	Stockholder equity increased 179% to $2,997,385 at June 30, 2015 from $1,074,788 at December 31, 2014.

Non-financial highlights and milestones:

●	We signed a distribution agreement with Z-Medica, LLC, a leading developer of hemostatic devices like QuikClot Combat Gauze®;

●	We were selected as Supplier of Backup Support, Medical Equipment for Health Services at Special Olympics World Games Los Angeles 2015 (LA2015); our OxySure Model 615 emergency oxygen device was deployed into all the competition venues and medical operations of the Games, along with Automated External Defibrillators (AEDs) and OxySure branded pulse oximeters supplied by us;

●

We appointed three new Territory Managers in Minneapolis, Philadelphia, and San Antonio. These appointments followed other appointments during 1Q2015 by us of Territory Managers in Michigan, Georgia, Colorado, Western Pennsylvania, Arizona, and North Texas;

●	We signed a distribution agreement with Team Life of New Jersey, an established organization in emergency health training and products with three locations in Middlesex, Cherry Hill and Colts Neck, New Jersey; and

●	We unveiled plans for a medical drone solution to be utilized in aerial operations in support of emergency response and services, disaster response and recovery, search and rescue, and humanitarian relief efforts.

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

We have since diversified our product portfolio to provide include solutions focused on the emergency medical preparedness and respiratory needs of our education, commercial and government customers. Our solutions include Automated External Defibrillators (AEDs) and accessories, resuscitation equipment, and respiratory and monitoring equipment and supplies.

The OxySure Strategy

The following summarizes the principal elements of our strategy:

●	We launched the OxySure Model 615 into the K-12 education market in the United States, and we subsequently diversified into other institutional markets, such as colleges, churches and places of worship, manufacturing facilities and other commercial and municipal buildings. We plan to continue to pursue institutional customers in these and other vertical markets, both in the United States and internationally.

●	We believe that Model 615 is a natural complement and companion product to an Automated External Defibrillator (AED). We plan to continue to market Model 615 as a companion product to AEDs, and our goal in the foreseeable future is to pursue the placement of the OxySure Model 615 next to as many AEDs as possible, in the United States as well as internationally. According to Frost & Sullivan, there are approximately We believe in the long term, however, Model 615 has the potential to become a standard issue item for public and private settings, just like a fire extinguisher.

●	We plan to continue to leverage our core competencies in oxygen, breathing technologies, research and manufacturing to pursue revenue opportunities in new vertical markets, including the military.

●	We plan to continue to build our sales force by recruiting dedicated sales professionals focusing on business to business sales, former first responders, paramedics and firefighters as well individuals from other medical, first aid and safety sales areas to market our products and craft solutions for our customers.

●	Our channel strategy includes leveraging distribution partnerships to enhance market penetration, and we plan to increase our efforts to partner with distributors, including distributors of AEDs, safety products and medical devices. We plan to invest resources in training and tools for our distribution partners’ sales, systems and support organizations, in order to improve the overall efficiency and effectiveness of these partnerships.

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

Results for the Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014 (unaudited)

	Three Months Ended
	June 30
	2015	2014

Net loss	$(1,258,436)	$(319,508)
Shares used in computing basic and diluted loss per share amounts (weighted ave.)	30,215,788	25,996,642
Net loss per share:
Basic and diluted	$(0.04)	$(0.01)

Revenues

We had $1,046,019 in revenues from operations for the three months ended June 30, 2015 as compared to revenues of $678,111 for the three months ended June 30, 2014.  The increase in revenues is primarily attributable to an increase in US product sales and military products.

Expenses

Total expenses for the three months ended June 30, 2015 were $2,423,159, which amount includes $1,247,913 of operating expenses, $409,183 in cost of goods sold, $561,791 in interest expense, and $204,272 in derivative expense, as compared to total expenses for the three months ended June 30, 2014 of $1,040,084, which amount includes $689,248 of operating expenses, $264,856 in cost of goods sold, and $85,980 in interest expense. The increase in total selling, general and administrative expenses is primarily attributable to an increase in advertising and promotional expense, an increase in other general and administrative expense, an increase in interest expense and derivative expense, and an increase in research and development expense. The increase in interest expense is primarily attributable to an increase in interest expense related to convertible notes.

Research and Development

Research and development expenses of $297,456 and $275,974 were incurred in the three months periods ended June 30, 2015 and 2014, respectively.  The increase in research and development expense is primarily attributable to an increase in research and development expense associated with products for military markets.

Net Income (Loss)

Net loss for the three months ended June 30, 2015 was $1,258,438 and basic and diluted net loss per share was $(0.04) as compared to a net loss for the three months ended June 30, 2014 of $319,508 and basic and diluted net loss per share of $(0.01). The increase in net loss during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 is primarily due to the combined effect of an increase in research and development expense, an increase in interest expense and derivative expense, an increase in sales and marketing expense and an increase in other general and administrative expenses, offset by an increase in revenues and gross profit.

Results for the Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014 (unaudited)

	Six Months Ended
	June 30
	2015	2014

Net loss	$(2,598,537)	$(695,828)
Shares used in computing basic and diluted loss per share amounts (weighted ave.)	29,587,327	25,956,948
Net loss per share:
Basic and diluted	$(0.09)	$(0.03)

Revenues

We had $1,670,533 in revenues from operations for the six months ended June 30, 2015 as compared to revenues of $1,034,340 for the six months ended June 30, 2014.  The increase in revenues is primarily attributable to an increase in US product sales and military products.

Expenses

Total expenses for the six months ended June 30, 2015 were $4,390,546, which amount includes $2,548,290 of operating expenses, $745,039 in cost of goods sold, $892,945 in interest expense, and $204,272 in derivative expense, and as compared to total expenses for the six months ended June 30, 2014 of $1,788,528, which amount includes $1,124,494 of operating expenses, $470,447 in cost of goods sold, and $193,587 in interest expense. The increase in total selling, general and administrative expenses is primarily attributable to an increase in advertising and promotional expense, an increase in other general and administrative expense, an increase in interest expense, an increase in derivative expense, and an increase in research and development expense. The increase in interest expense is primarily attributable to an increase in interest expense related to convertible notes.

Research and Development

Research and development expenses of $510,801 and $277,515 were incurred in the six months periods ended June 30, 2015 and 2014, respectively.  The increase in research and development expense is primarily attributable to an increase in research and development expense associated with products for military markets.

Net Income (Loss)

Net loss for the six months ended June 30, 2015 was $2,598,537 and basic and diluted net loss per share was $(0.09) as compared to a net loss for the six months ended June 30, 2014 of $695,828 and basic and diluted net loss per share of $(0.02). The increase in net loss during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 is primarily due to the combined effect of an increase in research and development expense, an increase in interest expense, an increase in derivative expense, an increase in sales and marketing expense and an increase in other general and administrative expenses, offset by an increase in revenues and gross profit.

Liquidity and Capital Resources

We had a cash balance of approximately $2,875,941 as of June 30, 2015, as compared to $647,093 as of December 31, 2014.  Of this amount, $2,000,000 is held in a U.S. based third party escrow account, and is to be released upon an uplisting of our Company to a national stock exchange. The remainder of our funds is kept in financial institutions located in the United States of America.

We had a working capital surplus of $2,264,512 as of June 30, 2015 as compared to a working capital surplus of $418,734 as of December 31, 2014.

We had total notes payable of $1,159,832 and $647,829 as of June 30, 2015 and December 31, 2014, respectively. The increase in Notes Payable was primarily due to an increase new convertible notes payable offset by partial note conversions into common stock and note forgiveness related to an economic incentive received from the City of Frisco.

We generally provide our customers with terms of up to 30 days on our accounts receivable.  In some cases we require prepayment, depending on history or credit review.  Further, we generally require pre-payment on orders shipped to international destinations.  Our accounts receivable, net of allowances, were $711,148 and $369,575 as at June 30, 2015 and December 31, 2014, respectively.

Since inception, we have been engaged primarily in product research and development, obtaining certain regulatory approvals, investigating markets for our products, developing manufacturing and supply chain partners, developing our production capability, and developing distribution, licensing and other channel relationships. In the course of funding research and development activities, we have sustained operating losses since inception and have an accumulated deficit of $20,639,745 at June 30, 2015.

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

During the remainder of 2015 and 2016, we will need additional capital to market and sell our products, and to further develop and enhance our current product offerings, introduce new products and address unanticipated competitive threats, technical problems, economic conditions or other requirements.  We estimate that we will require approximately $3.7 million over the next 12 months to remain viable.  There is no assurance that we will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.  However, there can be no assurance that any additional financing will be available to us.  Additional equity financing may involve substantial dilution to our then existing stockholders.  In the event we are unable to raise additional capital, we may be required to substantially reduce or curtail our activities.

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

On June 30, 2015, we issued $2.7 million in convertible preferred stock (“Series C, Series D and Series E Preferred Stock”) and $.3 million in 2 convertible notes (“Convertible Notes”). On July 14, 2015, a lawsuit was filed by Alpha Capital Anstalt (“Alpha”) against us and Adar Bays LLC, Union Capital LLC, JSJ Investments LLC, Group 10 Holdings LLC, and Macallan Partners LLC (the “Noteholders”) in the United States District Court for the Southern District of New York (the “Court”). Alpha is one of the holders of our Series B convertible preferred stock (“Series B Preferred”). In its complaint, Alpha claims that the issuance of the Series C, D and E Preferred Stock and of the Convertible Notes without allowing the Alpha the opportunity to invest constitutes, and that future conversions of the Series, C, D and E Preferred Stock and of the Convertible Notes into our common stock could constitute, a breach of contract under the terms of the Series B Preferred Stock and the terms of the stock purchase agreements pursuant to which the Alpha acquired its Series B Preferred Stock. Alpha asked for preliminary and permanent injunctive relief and monetary damages. On July16, 2015, the Court, upon hearing oral arguments from us and Plaintiff and ruling from the bench, denied Alpha preliminary injunctive relief. We believe this lawsuit to be an attempt by Alpha to extract more favorable terms from us and that it has no merit, and we intend to vigorously contest any remaining claims that might remain.

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

DATED: August 19, 2015	OXYSURE SYSTEMS, INC.

/s/ Julian T. Ross
BY: Julian T. Ross
ITS: President and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

