Form 10-Q
period 2015-09-30
OxySure Systems Inc
filed 2015-11-16
CIK 1413797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares outstanding of the registrant’s class of $0.0004 par value common stock as of November 13, 2015 was 36,220,761.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

OXYSURE SYSTEMS INC.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	Unaudited

ASSETS
Current assets
Cash and cash equivalents	$6,312	$647,093
Restricted cash	$2,000,000	$-
Accounts receivable, net	830,596	369,575
Inventories	390,028	277,346
License fee receivable	403,478	463,308
Prepaid expenses and other current assets	91,747	53,588
Total current assets	3,722,161	1,810,910

Property and equipment, net	89,544	91,537
Intangible assets, net	340,142	362,764
Other assets	276,692	246,237

TOTAL ASSETS	$4,428,538	$2,511,448

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$768,674	$558,338
Related party payable	222,417	154,850
Capital leases - current	-	149
Notes payable - current, net of discount	47,103	40,897
Convertible notes payable, net of discount	1,132,808	606,932
Derivative liability	76,618	31,010
Total current liabilities	2,247,620	1,392,176

Long-term liabilities
Notes payable	-	44,484
Total long-term liabilities	-	44,484

TOTAL LIABILITIES	2,247,620	1,436,660

COMMITMENTS AND CONTINGENCY

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.0005 per share; 25,000,000 shares authorized;
518,750 Series A convertible preferred shares issued and outstanding as of September 30, 2015 and 593,750 shares issued and outstanding as of December 31, 2014.	258	296
750 Series B convertible preferred shares issued and outstanding as of September 30, 2015 and 1,145 shares issued and outstanding as of December 31, 2014.	1	1
770,000 Series C convertible preferred shares issued and outstanding as of September 30, 2015 and 0 shares issued and outstanding as of December 31, 2014.	385	-
1,050,000 Series D convertible preferred shares issued and outstanding as of September 30, 2015 and 0 shares issued and outstanding as of December 31, 2014.	525	-
531,666 Series E convertible preferred shares issued and outstanding as of September 30, 2015 and 0 shares issued and outstanding as of December 31, 2014.	266	-
Common stock, par value $0.0004 per share; 100,000,000 shares authorized;
33,488,420 shares of voting common stock issued and outstanding as of September 30, 2015 and 28,436,930 shares issued and outstanding as of December 31, 2014	13,398	11,377
Other stockholder equity	(1,231,666)	-
Additional Paid-in Capital	25,418,546.00	19,104,322
Accumulated deficit	(22,020,795)	(18,041,208)

TOTAL STOCKHOLDERS’ EQUITY	2,180,918	1,074,788

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,428,538	$2,511,448

See accompanying notes to financial statements

OXYSURE SYSTEMS INC.
STATEMENTS OF OPERATIONS (Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
	Unaudited	Unaudited	Unaudited	Unaudited

Revenues, net	$1,138,380	$818,456	$2,809,553	$1,852,796
Cost of goods sold	580,126	$321,932	1,325,165	$792,378
Gross profit	558,254	496,524	1,484,388	1,060,418

Operating expenses
Research and development	$362,599	$155,869	$873,450	$433,384
Sales and marketing	437,442	202,825	1,231,581	444,818
Other general and administrative	686,828	527,289	1,930,425	1,132,276
Total operating expenses	1,486,869	885,983	4,035,456	2,010,478

Loss from operations	(928,615)	(389,459)	(2,551,067)	(950,060)

Other income (expenses)
Interest expense	(626,127)	(169,051)	(1,519,071)	(362,638)
Change in value of derivative liabilities	219,673	-	342,257	-
Derivative expense	(47,091)	-	(251,363)	-
Other income (expense)	1,407	96,161	(342)	154,521
Total other income (expenses	(452,138)	(72,890)	(1,428,519)	(208,117)

Net loss	$(1,380,753)	$(462,349)	$(3,979,587)	$(1,158,177)

Basic net loss per common share	$(0.04)	$(0.02)	$(0.13)	$(0.04)

Weighted average common shares outstanding:
Basic and Diluted	32,425,195	26,120,974	30,543,678	26,042,971

See accompanying notes to financial statements

OXYSURE SYSTEMS INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended
	September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,979,587)	$(1,158,177)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization expense	33,239	35,462
Amortization of debt discount and beneficial conversion features	1,315,271	254,944
Gain on forgiveness of debt	(44,954)	-
Excess derivative over proceeds	251,363	-
Derivative liability fair value adjustment	(342,257)	-
Expenses paid by related parties	137,150	4,374
Warrants issued for services	11,025	-
Stock based compensation	119,083	62,137
Common stock issued for services	147,363	-
Gain on extinguishment of debt	-	(123,667)
Changes in operating assets and liabilities:
Accounts receivable	(461,020)	(444,915)
Inventories	(112,682)	(11,618)
License fees receivable	59,830	36,692
Prepaid expenses and other current assets	(38,159)	87,070
Other assets	(30,455)	-
Accounts payable and accrued liabilities	266,363	476,772
Deferred revenue	-	(2,976)

NET CASH USED IN OPERATING ACTIVITIES	(2,668,427)	(783,900)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(8,624)	(70,651)
Purchase of intangible assets	-	(198)

NET CASH USED IN INVESTING ACTIVITIES	(8,624)	(70,849)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock subscribed and issued for cash	80,001	29,672
Preferred stock issued for cash and warrants	2,650,001	-
Cash received from related parties	43,917	9,800
Payments made to related parties	(113,500)	(115,300)
Cash received from convertible notes payable	1,551,000	475,000
Payments made on convertible notes payable	(175,000)	(192,000)
Payments on capital leases	(149)	(1,440)

NET CASH PRODUCED BY FINANCING ACTIVITIES	4,036,270	205,732

Net change in cash and cash equivalents	1,359,219	(649,019)

Cash and cash equivalents, at beginning of period	647,093	657,673

Cash and cash equivalents, at end of period	$2,006,312	$8,654

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$12,996
Income taxes	$-	$-

Supplemental non-cash investing and financing activities:
Conversion of preferred stock to common stock	$371	$-
Common stock issued for prepaid services	-	25,000
Conversion of convertible notes payable	1,234,730	188,358
Beneficial conversion feature	843,515	-
Initial value of the derivative	165,200	-

See accompanying notes to financial statements

OXYSURE® SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2015

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

Deferred Revenue and Income - We defer revenue and income when we invoice a customer or a customer makes a payment and the requirements of revenue recognition have not been met (i.e. persuasive evidence of an arrangement exists, shipment from a company warehouse has occurred, the price is fixed or determinable and collectability is reasonably assured). Deferred Revenue was $0 for each of the periods ended September 30, 2015 and December 31, 2014, respectively.

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

Inventories as at September 30, 2015 and December 31, 2014 consisted of the following:

	September 30,	December 31,
	2015	2014

Parts inventory	$207,605	$133,477
Work in process	45,120	41,114
Finished goods	137,303	102,755
Total inventories	$390,028	$277,346

OXYSURE® SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2015

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

Property and Equipment – Property and equipment are recorded at cost with depreciation and amortization provided over the shorter of the remaining lease term or the estimated useful life of the improvement ranging from three to seven years. Renewals and betterments that materially extend the life of an asset are capitalized. Expenditures for maintenance and repairs are charged to expense when incurred. Furniture and fixtures are depreciated over five years. Machinery and equipments are depreciated over five to seven years. Software is depreciated over three years.  Leasehold improvements are computed using the shorter of the estimated useful lives of the assets or the lease terms.  Depreciation expense was $3,797 and $3,052 for the three month periods ended September 30, 2015 and 2014, respectively. Depreciation expense was $10,617 and $12,838 for the nine month periods ended September 30, 2015 and 2014, respectively.

Other Long-Lived Assets – We have two types of intangible assets – patents and trademarks. Intangible assets are carried at cost, net of accumulated amortization. Amortization expense for patents and trademarks was $7,508 and $7,557 for the three month periods ended September 30, 2015 and 2014, respectively. Amortization expense for patents and trademarks was $22,616 and $22,623 for the nine month periods ended September 30, 2015 and 2014, respectively.

Intangible assets with definite useful lives and other long-lived assets are tested for impairment if certain impairment indicators are identified.   Management evaluates the recoverability of its identifiable intangible assets in accordance with applicable accounting guidance, which requires the assessment of these assets for recoverability when events or circumstances indicate a potential impairment exists. If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Impairment charges for patents were $0 for each of the three month periods ended September 30, 2015 and 2014.

5-Year amortization expense for patents and trademarks is as follows:

2015	$30,232
2016	30,232
2017	30,232
2018	30,232
Thereafter	188,982
$340,142

OXYSURE® SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Other Assets– We record Other Assets net of accumulated amortization. Amortization expense for Other Assets was $9,654 and $9,654 for the three month periods ended September 30, 2015 and 2014, respectively. Amortization expense for Other Assets was $28,962 and $47,216 for the nine month periods ended September 30, 2015 and 2014, respectively.

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

Amortization expense for websites and URLs was $9,654 and $9,654 for the three month periods ended September 30, 2015 and 2014, respectively. Amortization expense for websites and URLs was $28,962 and $28,962 for the nine month periods ended September 30, 2015 and 2014, respectively.

Research and Development Costs – Costs associated with the development of our products are charged to expense as incurred.  Research and development expense was $362,599 and $155,869 for the three month periods ended September 30, 2015 and 2014, respectively. Research and development expense was $873,450 and $433,384 for the nine month periods ended September 30, 2015 and 2014, respectively.

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

September 30, 2015

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

For the three month periods ended September 30, 2015 and 2014, stock based compensation expense was approximately $25,740 and $42,437, respectively, which consisted primarily of stock-based compensation expense related to stock options issued to the employees and recognized under GAAP. For the nine month periods ended September 30, 2015 and 2014, stock based compensation expense was approximately $132,651 and $60,025, respectively.

Shipping and Handling Costs - Shipping and handling charges to customers are included in net revenues, and the associated costs incurred are recorded in cost of revenues.

Advertising Costs - Advertising costs are charged to operations when incurred.  We incurred $437,442 and $202,825 in advertising and promotion costs during the three month periods ended September 30, 2015 and 2014, respectively. Advertising and promotion costs during the nine month periods ended September 30, 2015 and 2014 were $1,231,581 and $444,818, respectively.

Net Income (Loss) Per Share - Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding. However, basic loss per share excludes anti-dilutive securities. Diluted earnings per share is computed based on the weighted average number of common shares outstanding, increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued, and reduced by the number of shares the Company could have repurchased from the proceeds from issuance of the potentially dilutive shares. Potentially dilutive shares of common stock include stock options and other stock-based awards granted under stock-based compensation plans and shares committed to be purchased under the employee stock purchase plan. As of September 30, 2015 there were 21,865,386 potentially dilutive shares.

Recent Accounting Pronouncements

We have reviewed recent accounting pronouncements and concluded that they are either not applicable to our business or that no material effect is expected on the financial statements as a result of future adoption.

OXYSURE® SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2015

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

The Frisco Note requires varying annual principal payments through December 2015. The Frisco Note is non-interest bearing; however, interest has been imputed at 12.34% per annum. The unamortized discount at September 30, 2015 was $4,897 and the net amount of the Frisco Note as at September 30, 2015 was $47,103.

Future principal payments of the Frisco Note payable are as follows:

2015	52,000
Total	$52,000

During the nine months ended September 30, 2015 we issued ten convertible notes with a total principal value of $1,683,500 for $1,461,500 in cash. The notes contained original issuance discounts for a total of $222,500, and interest rates ranging between 8% and 12%. The maturity dates of the notes range from January 7, 2016 to May 4, 2017. The creditors have the option at any time to convert the principal and any accrued interest into common stock of the Company at an aggregate discount rate of approximately 7% off the market price of the Company’s common stock. During the nine months ended September 30, 2014 we repaid two notes with principal values totaling $175,000 for $237,298 in cash and the two notes were extinguished in their entirety pursuant to these transactions.

During the nine months ended September 30, 2014 we issued eight convertible notes with a total principal value of $475,000 for $412,500 in cash. The notes contained original issuance discounts for a total of $62,500, and interest rates of 12%. The maturity dates of the notes range from January 28, 2015 to September 10, 2015. The creditors have the option at any time to convert the principal and any accrued interest into common stock of the Company at a an aggregate discount rate of approximately thirty eight percent off the market price of the Company’s common stock. During the nine months ended September 30, 2014 we repaid two notes with principal values totaling $167,500 for $207,000 in cash and the two notes were extinguished in their entirety pursuant to these transactions. During the nine months ended September 30, 2014 we exchanged a lease with an outstanding amount of $307,662 for a convertible note with a principal value of $150,000 and 75,000 shares of our common stock. The lease was extinguished in its entirety pursuant to the exchange transaction.

During the nine months ended September 30, 2015, we issued warrants associated with notes. In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from the notes were allocated based on the relative fair values of the notes without the warrants issued in conjunction with the notes and of the warrants themselves at the time of issuance. We recorded the relative fair value of the warrants issued with the notes in the amount of $251,363 as debt discounts upon issuance, and amortized these debt discounts as interest expense over the life of the notes. Additionally, as a result of issuing the warrants with the subordinated convertible promissory notes, a beneficial conversion option for each note was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit totaling $133,637 at the time of issuance provided to the holders of the notes, which was also amortized as interest expense over the life of the notes. We recorded interest expense in the amounts of $270,361 and $0 for the three months ended September 30, 2015 and 2014, respectively in connection with the notes (issued with warrants) that contained beneficial conversion features. We recorded interest expense in the amounts of $355,101 and $0 for the nine months ended September 30, 2015 and 2014, respectively in connection with all the notes (issued with warrants) that contained beneficial conversion features.

OXYSURE® SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

NOTE 3 - SHAREHOLDERS’ EQUITY

Preferred Shares Rights

We have 25,000,000 shares of preferred stock authorized, par value $0.0005 per share.

Series A Convertible Preferred Stock: As of September 30, 2015, the Company had authorized the issuance of 3,143,237 shares of preferred stock designated as Series A Convertible Preferred Stock (“Series A Preferred”). The original issue price of the Series A Preferred is $1.00 per share. There were 518,750 and 593,750 Series A Preferred shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively.

During the three months ended September 30, 2015 the Company did not issue any shares of the Series A Preferred, and no shares of the Series A Preferred have been converted into common stock.

Series B Convertible Preferred Stock: As of September 30, 2015, we had 3,500 shares of preferred stock designated as Series B Convertible Preferred Stock (“Series B Preferred”). The original issue price of the Series B Preferred is $1,000 per share. There were 750 and 1,145 Series B Preferred shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively.

During the three months ended September 30, 2015 the Company did not issue any shares of the Series B Preferred and 150 shares of Series B Preferred were converted into 313,296 shares of our common stock.

Series C Convertible Preferred Stock: As of September 30, 2015, we had 770,000 shares of preferred stock designated as Series C Convertible Preferred Stock (“Series C Preferred”). The original issue price of the Series C Preferred is $2.00 per share. There were 770,000 and 0 Series C Preferred shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively.

During the three months ended September 30, 2015 the Company issued no shares of the Series C Preferred and no shares of Series C Preferred were converted into common stock.

Series D Convertible Preferred Stock: As of September 30, 2015, we had 1,050,000 shares of preferred stock designated as Series D Convertible Preferred Stock (“Series D Preferred”). The original issue price of the Series D Preferred is $2.00 per share. There were 1,050,000 and 0 shares of the Series D Preferred issued and outstanding as of September 30, 2015 and December 31, 2014, respectively.

During the three months ended September 30, 2015 the Company issued no shares of the Series D Preferred and no shares of Series D Preferred were converted into common stock.

Series E Convertible Preferred Stock: As of September 30, 2015, we had 531,666 shares of preferred stock designated as Series E Convertible Preferred Stock (“Series E Preferred”). The original issue price of the Series E Preferred is $1.00 per share. There were 531,666 and 0 shares of the Series E Preferred issued and outstanding as of September 30, 2015 and December 31, 2014, respectively.

During the three months ended September 30, 2015 the Company issued no shares of the Series E Preferred and no shares of Series E Preferred were converted into common stock.

Common Stock

The Company has authorized 100,000,000 shares of $0.0004 par value common stock.

During the three months ended September 30, 2015:

(1)	We issued 313,296 shares of common stock pursuant to the cashless conversion of 150 shares of Series B Preferred;
(2)	We issued 1,767,650 shares of common stock pursuant to the conversion of convertible notes;
(3)	We issued 90,000 shares of common stock for services;
(4)	We issued 93,474 shares of common stock for compensation;
(5)	We recorded $2,380 in expenses in connection warrants issued for services;
(6)	We recorded $219,673 in connection with derivative revaluation;
(7)	We recorded $26,740 for the computed fair value of options issued to employees, non-employee directors, and consultants, net of cancellations and forfeitures; and
(8)	We recorded $434,983 in connection with beneficial conversion features.

During the nine months ended September 30, 2015:

1.	We issued 133,333 shares of common stock for $80,001 in cash;
2.	We issued 91,500 shares of common stock pursuant to the cashless conversion of 75,000 shares of Series A Preferred;
3.	We issued 835,833 shares of common stock pursuant to the cashless conversion of 395 shares of Series B Preferred;

OXYSURE® SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

4.	We issued 770,000 shares of the Series C Preferred for which we received $700,000 in cash and recorded a stock subscription receivable for the remaining $700,000;
5.	We issued 1,050,000 shares of the Series D Preferred for $2,000,000 in cash held in escrow, to be released upon our uplisting to a national exchange;
6.	We issued 3,719,350 shares of common stock pursuant to the conversion of convertible notes;
7.	We issued 178,000 shares of common stock for services;
8.	We issued 93,474 shares of common stock for compensation;
9.	We recorded $11,025 in expenses in connection warrants issued for services;
10.	We recorded $342,257 in connection with derivative revaluation;
11.	We recorded $132,651 for the computed fair value of options issued to employees, non-employee directors, and consultants, net of cancellations and forfeitures; and
12.	We recorded $1,315,271 in connection with beneficial conversion features.

During the three months ended September 30, 2014:

(1)	We issued 26,580 shares of common stock for $19,000 in cash; and
(2)	We issued 360,781 shares of common stock pursuant to cashless conversions of convertible notes payable and accrued interest, valued at $150,858.

During the nine months ended September 30, 2014:

(1)	We issued 41,580 shares of common stock for $29,700 in cash;
(2)	We issued 444,072 shares of common stock pursuant to cashless conversions of convertible notes payable and accrued interest, valued at $188,358; and
(3)	We issued 122,000 shares of common stock pursuant to the cashless conversion of 100,000 shares of Series A Preferred.

As of September 30, 2015 we had approximately 33,488,420 shares of common stock issued and outstanding.

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

Stock Options

The following table summarizes information about the number and weighted average of the options that were forfeited or expired under the Plan as at September 30, 2015:

	Employee		Non-Employee
		Weighted		Weighted
	Number	Average	Number	Average	Combined
	Of	Exercise	Of	Exercise	Total
Outstanding at June 30, 2015	2,513,838	$0.41	-	$-	2,513,838
Granted	-	$-	-	$-	-
Exercised	-	$-	-	$-	-
Forfeited/Cancelled	(62,500)	$-	-	$-	-
Outstanding at September 30, 2015	2,451,338	$0.39	-	$-	2,451,338

The number of stock options exercisable at September 30, 2015 was 1,886,721.

OXYSURE® SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

NOTE 4 - STOCK OPTIONS AND WARRANTS (CONTINUED)

We used the following assumptions to estimate the fair value of options granted under the Plan for the three and nine months ended September 30, 2015 and 2014:

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

Stock compensation cost, using the graded vesting attribute method in accordance with Codification topic 718, is recognized over the requisite service period, generally 5 years, during which each tranche of shares is earned (zero, one, two, three, and four years).  The value of each tranche is generally amortized on a straight-line basis.  For the three months ended September 30, 2015 and 2014, stock based compensation expense was approximately $26,736 and $42,437 respectively, which consisted primarily of stock-based compensation expense related to stock options recognized under GAAP issued to employees.  For each of the three months ended September 30, 2015 and 2014, the number of options exercised was 0.

Compensation expense is recognized only for the portion of stock options that are expected to vest, assuming an expected forfeiture rate in determining stock-based compensation expense, which could affect the stock-based compensation expense recorded if there is a significant difference between actual and estimated forfeiture rates. As of September 30, 2015, total unrecognized compensation cost related to stock-based awards granted to employees and non-employee directors was $323,715.

OXYSURE® SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

NOTE 4 - STOCK OPTIONS AND WARRANTS (CONTINUED)

Warrants.

The following table summarizes our warrant activities for the three months ended September 30, 2015:

		Weighted
	Number	Average
	Of	Exercise
	Warrants	Price
Outstanding at June 30, 2015	4,863,956	$1.22
Granted	15,000	$1.23
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding at September 30, 2015	4,878,956	$1.23

The number of warrants exercisable at September 30, 2015 was 4,878,956.

NOTE 5 – RELATED PARTY TRANSACTIONS

A summary of the related party financings and notes as at September 30, 2015 is as follows:

Related party	Julian Ross (1)
Amount	$222,417
Stated interest rate	0%
Maturity	n/a

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

NOTE 7 – FAIR VALUE MEASUREMENTS

Changes related to derivatives for the nine months ended September 30, 2015 are as follows:

Balance as of December 31, 2014	$31,010
Additions related to embedded derivative of convertible notes issued	416,563
Gain on decrease in value of derivative liabilities	(342,257)
Conversions	(28,698)
Balance as of September 30, 2015	$76,618

During the nine month period the Company recorded derivatives related to convertible notes of $416,563 of which $251,363 exceed the proceeds of the convertible notes and was recorded as a derivative expense. The Company also converted $28,698 and recorded gains on the change in the fair values of the derivatives of $342,257.

OXYSURE® SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

Assets Measured at Fair Value on a Recurring Basis

		Fair value measurements at reporting date using:
	Total	Level 1	Level 2	Level 3

Cash (1)	$2,006,312	$2,006,312	-	-
Derivatives	(76,618)	-	(76,618)	-
Total assets at fair value as of September 30, 2015	$1,929,694	$2,006,312	$(76,618)	$-

(1) Included in Cash and cash equivalents on the Company's Balance Sheet.

	Total	Level 1	Level 2	Level 3

Cash (1)	$647,093	$647,093	-	-
Total assets at fair value as of December 31, 2014	$647,093	$647,093	-	-

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

The following presents total revenue by geographic region for the three month periods ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	2015	2014

United States - product sales	$1,138,380	$814,619
ROW - product sales	-	3,837

Totals	$1,138,380	$818,456

The following presents total revenue by geographic region for the nine month periods ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014

United States - product sales	$2,807,600	$1,793,729
ROW - product sales	1,953	41,567
ROW - license fees/service revenue	-	17,500

Totals	$2,809,553	$1,852,796

NOTE 9 – GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Historically we have been suffering from recurring loss from operations. We have an accumulated deficit of $22,020,795 and $18,041,208 at September 30, 2015 and December 31, 2014, respectively, and stockholders’ equity of $2,180,918 and $1,074,787 as of September 30, 2015 and December 31, 2014, respectively. We require substantial additional funds to manufacture and commercialize our products. Our management is actively seeking additional sources of equity and/or debt financing; however, there is no assurance that any additional funding will be available.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying September 30, 2015 balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, to maintain present financing, and to generate cash from future operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis summarizes the significant factors affecting our results of operations, financial conditions and liquidity position for the three months ended September 30, 2015 and 2014, and should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this report.

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

Highlights

Financial highlights:

●	Total revenue increased 39% to $1,138,380 for the three months ended September 30, 2015 as compared to $818,456 for the prior period;

●	Total revenue increased 52% to $2,809,553 for the nine months ended September 30, 2015 as compared to $1,852,796 for the prior period;

●	Gross profit increased 12% to $558,254 for the three months ended September 30, 2015 as compared to $496,524 for the prior period;

●	Gross profit increased 40% to $1,484,388 for the nine months ended September 30, 2015 as compared to $1,060,418 for the prior period;

●	Total cash equivalents increased 210% to $2,006,312 at September 30, 2015 from $647,093 at December 31, 2014;

●	Working capital surplus increased 252% to $1,474,540 at September 30, 2015 from $418,734 at December 31, 2014;

●	Total assets increased 110% to $4,428,538 at September 30, 2015 from $2,511,448 at December 31, 2014; and

●	Stockholder equity increased 103% to $2,180,918 at September 30, 2015 from $1,074,788 at December 31, 2014.

Non-financial highlights and milestones:

●	We appointed Dr. Joseph M. Chalil, MD, MBA, FACHE, a Physician and Executive at Boehringer Ingelheim to our Strategic Advisory Board;

●	Our business and industry received support from an opinion paper published in the Journal of Emergency Medical Services (JEMS) that appears to pave the way for “public/first aid oxygen” usage, prior to the arrival of professional first responders;

●	Our stockholders voted to approve two proposals designed to support an uplisting of the Company to a national exchange such as Nasdaq and an amendment of the Company’s capital structure to facilitate significant future growth;

●	We conducted an investor day, at our headquarters where a tour of the Company’s production plant and operations was provided;

●	We announced the appointment of two new Territory Sales Managers in Indiana and Colorado;

●	We placed fourth on the Fast Tech Award listing honoring the fastest growing technology Companies in North Texas – our Company grew at an average of 801.45% for the two-year period under review;

●	We received commercial drone approval from the Federal Aviation Administration (FAA) - The Company’s petition for exemption for commercial drone usage was granted by the FAA, a division of the United States Department of Transportation (DOT);

●	We presented at 2015 Sidoti Emerging Growth Conference;

●	We retained Donohoe Advisory Associates LLC of Rockville, Maryland to advise and assist us in our efforts to obtain a listing on a national securities exchange;

●	Our OxySure Model 615 portable emergency oxygen device was used eighteen times during the Special Olympics World Games which took place July 25 - August 2, 2015 in Los Angeles;

●	We teamed up with Cardiac Science Corporation (Cardiac Science), a market-leading manufacturer and marketer of automated external defibrillators (AEDs) and related services with a partnership covering various joint strategic initiatives; and

●	We closed a $3 million institutional financing transaction.

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

To date, we have been issued 7 patents and we have other patents pending on this process and technology that we believe is revolutionizing the emergency/short duration oxygen supply marketplace. We believe that OxySure makes the delivery devices lighter, safer, more affordable and easier to use. We believe our products can improve access to emergency oxygen that affects the survival, recovery and safety of individuals in several areas of need: (1) Public and private places and settings where medical emergencies can occur; (2) Individuals at risk for cardiac, respiratory or general medical distress needing immediate help prior to emergency medical care arrival; and (3) Those requiring immediate protection and escape from exposure situations or oxygen-deficient situations in industrial, mining, military, or other “Immediately Dangerous to Life or Health” (IDLH) environments.

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

Results for the Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014 (unaudited)

	Three Months Ended
	September 30,
	2015	2014

Net loss	$(1,380,753)	$(462,349)
Shares used in computing basic and diluted loss per share amounts (weighted ave.)	32,425,195	26,120,974
Net loss per share:
Basic and diluted	$(0.04)	$(0.02)

Revenues

We had $1,380,753 in revenues from operations for the three months ended September 30, 2015 as compared to revenues of $818,456 for the three months ended September 30, 2014.  The increase in revenues is primarily attributable to an increase in US product sales and military products.

Expenses

Total expenses for the three months ended September 30, 2015 were $2,740,213, which amount includes $1,486,870 of operating expenses, $580,126 in cost of goods sold, $626,127 in interest expense and $47,091 in derivative expense, as compared to total expenses for the three months ended September 30, 2014 of $1,376,966, which amount includes $885,983 of operating expenses, $321,932 in cost of goods sold, and $169,051 in interest expense. The increase in total selling, general and administrative expenses is primarily attributable to an increase in advertising and promotional expense, an increase in other general and administrative expense, and an increase in research and development expense. The increase in interest expense is primarily attributable to an increase in interest expense related to convertible notes. The in other general and administrative expense is primarily attributable to an increase in salaries and wages, stock compensation expense, professional fees and insurance expense.

Research and Development

Research and development expenses of $362,599 and $155,869 were incurred in the three months periods ended September 30, 2015 and 2014, respectively.  The increase in research and development expense is primarily attributable to an increase in research and development expense associated with products for military markets.

Net Income (Loss)

Net loss for the three months ended September 30, 2015 was $1,380,753 and basic and diluted net loss per share was $(0.04) as compared to a net loss for the three months ended September 30, 2014 of $462,349 and basic and diluted net loss per share of $(0.02). The increase in net loss during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 is primarily due to the combined effect of an increase in research and development expense, an increase in interest expense, an increase in sales and marketing expense and an increase in other general and administrative expenses, offset by an increase in revenues and gross profit.

Results for the Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014 (unaudited)

	Nine Months Ended
	September 30,
	2015	2014

Net loss	$(3,979,587)	$(1,158,177)
Shares used in computing basic and diluted loss per share amounts (weighted ave.)	30,543,678	26,042,971
Net loss per share:
Basic and diluted	$(0.13)	$(0.04)

Revenues

We had $2,809,553 in revenues from operations for the nine months ended September 30, 2015 as compared to revenues of $1,852,796 for the nine months ended September 30, 2014.  The increase in revenues is primarily attributable to an increase in US product sales and military products.

Expenses

Total expenses for the nine months ended September 30, 2015 were $7,131,396, which amount includes $4,035,456 of operating expenses, $1,325,165 in cost of goods sold, $1,519,071 in interest expense, and $251,363 in derivative expense, and $342 net in other expenses as compared to total expenses for the nine months ended September 30, 2014 of $3,165,494, which amount includes $2,010,479 of operating expenses, $792,378 in cost of goods sold, and $362,638 in interest expense. The increase in total selling, general and administrative expenses is primarily attributable to an increase in advertising and promotional expense, an increase in other general and administrative expense, and an increase in research and development expense. The increase in interest expense is primarily attributable to an increase in interest expense related to convertible notes.

Research and Development

Research and development expenses of $873,450 and $433,384 were incurred in the nine months periods ended September 30, 2015 and 2014, respectively.  The increase in research and development expense is primarily attributable to an increase in research and development expense associated with products for military markets.

Net Income (Loss)

Net loss for the nine months ended September 30, 2015 was $3,979,587 and basic and diluted net loss per share was $(0.13) as compared to a net loss for the nine months ended September 30, 2014 of $1,158,177 and basic and diluted net loss per share of $(0.04). The increase in net loss during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 is primarily due to the combined effect of an increase in research and development expense, an increase in interest expense, an increase in derivative expense, an increase in sales and marketing expense and an increase in other general and administrative expenses, offset by an increase in revenues and gross profit.

Liquidity and Capital Resources

We had a cash balance of approximately $2,006,312 as of September 30, 2015, as compared to $647,093 as of December 31, 2014.  Of this amount, $2,000,000 is held in a U.S. based third party escrow account, and is to be released upon an uplisting of our Company to a national stock exchange. The remainder of our funds is kept in financial institutions located in the United States of America.

We had a working capital surplus of $1,479,075 as of September 30, 2015 as compared to a working capital surplus of $418,734 as of December 31, 2014.

We had total notes payable of $1,177,869 and $692,313 as of September 30, 2015 and December 31, 2014, respectively. The increase in Notes Payable was primarily due to an increase in new convertible notes payable offset by note repayments in cash, partial note conversions into common stock and note forgiveness related to an economic incentive received from the City of Frisco.

We generally provide our customers with terms of up to 30 days on our accounts receivable.  In some cases we require prepayment, depending on history or credit review.  Further, we generally require pre-payment on orders shipped to international destinations.  Our accounts receivable, net of allowances, were $830,596 and $369,575 as at September 30, 2015 and December 31, 2014, respectively.

Since inception, we have been engaged primarily in product research and development, obtaining certain regulatory approvals, investigating markets for our products, developing manufacturing and supply chain partners, developing our production capability, and developing distribution, licensing and other channel relationships. In the course of funding research and development activities, we have sustained operating losses since inception and have an accumulated deficit of $22,020,795 at September 30, 2015.

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

During the remainder of 2015 and 2016, we will need additional capital to market and sell our products, and to further develop and enhance our current product offerings, introduce new products and address unanticipated competitive threats, technical problems, economic conditions or other requirements.  We estimate that we will require approximately $3.5 million over the next 12 months to remain viable.  There is no assurance that we will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.  However, there can be no assurance that any additional financing will be available to us.  Additional equity financing may involve substantial dilution to our then existing stockholders.  In the event we are unable to raise additional capital, we may be required to substantially reduce or curtail our activities.

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

On September 30, 2015, we issued $2.7 million in convertible preferred stock (“Series C, Series D and Series E Preferred Stock”) and $.3 million in 2 convertible notes (“Convertible Notes”). On July 14, 2015, a lawsuit was filed by Alpha Capital Anstalt (“Alpha”) against us and Adar Bays LLC, Union Capital LLC, JSJ Investments LLC, Group 10 Holdings LLC, and Macallan Partners LLC (the “Noteholders”) in the United States District Court for the Southern District of New York (the “Court”). Alpha is one of the holders of our Series B convertible preferred stock (“Series B Preferred”). In its complaint, Alpha claims that the issuance of the Series C, D and E Preferred Stock and of the Convertible Notes without allowing the Alpha the opportunity to invest constitutes, and that future conversions of the Series, C, D and E Preferred Stock and of the Convertible Notes into our common stock could constitute, a breach of contract under the terms of the Series B Preferred Stock and the terms of the stock purchase agreements pursuant to which the Alpha acquired its Series B Preferred Stock. Alpha asked for preliminary and permanent injunctive relief and monetary damages. On July 16, 2015, the Court, upon hearing oral arguments from us and Plaintiff and ruling from the bench, denied Alpha preliminary injunctive relief. The case has entered the discovery phase. We believe this lawsuit to be an attempt by Alpha to extract more favorable terms from us and that it has no merit, and we intend to vigorously contest any remaining claims that might remain.

On November 3, 2015, we issued a press release announcing that we have filed a lawsuit in the Texas District Court in Collin County, Texas, against TEGNA Inc., WFAA T.V. Channel 8, Jobin Panicker, a reporter for WFAA T.V., The Redwine Law Firm PLLC (the “Redwine Law Firm”), and Symone Redwine, an attorney at the Redwine Law Firm (“Redwine,” and together with the Redwine Law Firm, the “Redwine Defendants”). We filed the lawsuit seeking declaratory relief against the defendants for publicly making false statements about the OxySure Model 615 in which they falsely and fraudulently attempted to fabricate a link between the product and the December 2013 passing of Meaghan Levy (“Ms. Levy”). The lawsuit further alleges tortious interference against the Redwine Defendants and seeks damages in excess of $1 million. In a separate case, the Redwine Defendants represent Jolandi Nicole Kennedy and Marvin Levy, individually and as representatives of the estate of Ms. Levy, in a lawsuit filed against the Company in the District Court in Collin County, Texas, on October 19, 2015. The lawsuit seeks an unspecified amount of damages for the injuries suffered by Ms. Levy prior to her death and for the alleged wrongful death of Ms. Levy. The plaintiffs in this case allege that the OxySure Model 615 contributed to Ms. Levy’s death in December 2013. The allegation is contrary to the conclusion of the Collin County Medical Examiner’s autopsy report, which stated that Ms. Levy “died as a result of asphyxia resulting from an obstruction of her airway by a push pin.” The allegation also contradicts the findings of two separate investigations conducted by the Frisco Police Department and the school district in which Ms. Levy’s school was located, both concluding that the passing of Ms. Levy was an accident. We believe this lawsuit is misguided, baseless, is contrary to all available factual, medical or scientific evidence and has no merit, and we intend to vigorously defend the Company’s good name and reputation.

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

OXYSURE SYSTEMS, INC.

DATED: November 16, 2015	/s/ Julian T. Ross
BY: Julian T. Ross
ITS: President and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

